Form 10-Q
period 2015-03-31
Columbia Pipeline Partners LP
filed 2015-04-30
CIK 1420783

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
or
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes☐    No ☑*

*We completed our initial public offering on February 11, 2015 and, accordingly, have not been subject to the reporting requirements under Section 13 or 15(d) of the Securities Exchange Act of 1934 as amended.
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)
Yes ☑    No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.
Large accelerated filer ☐                    Accelerated filer ☐
Non-accelerated filer ☑                      Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐    No ☑

At April 23, 2015, there were 53,833,107 Common Units and 46,811,398 Subordinated Units outstanding.

COLUMBIA PIPELINE PARTNERS LP
FORM 10-Q QUARTERLY REPORT
FOR THE QUARTER ENDED MARCH 31, 2015

Columbia Pipeline Partners LP

DEFINED TERMS The following is a list of frequently used abbreviations or acronyms that are found in this report:

Affiliates and Subsidiaries of Columbia Pipeline Partners LP
CEG	Columbia Energy Group
CEVCO	Columbia Energy Ventures, LLC
CNS Microwave	CNS Microwave, LLC
Columbia Gas Transmission	Columbia Gas Transmission, LLC
Columbia Gulf	Columbia Gulf Transmission, LLC
Columbia Midstream	Columbia Midstream Group, LLC
Columbia OpCo	CPG OpCo LP
CPG	Columbia Pipeline Group, Inc.
Hardy Storage	Hardy Storage Company, LLC
Millennium Pipeline	Millennium Pipeline Company, L.L.C.
NiSource	NiSource Inc.
NiSource Corporate Services	NiSource Corporate Services Company
NiSource Finance	NiSource Finance Corp.
Pennant	Pennant Midstream, LLC

Abbreviations
Adjusted EBITDA
A supplemental non-GAAP financial measure defined by us as net income before interest expense, income taxes, and depreciation and amortization, plus distributions of earnings received from equity investees, less equity earnings in unconsolidated affiliates and other, net

AFUDC
Allowance for funds used during construction, is the method prescribed by the FERC for inclusion in our tariff rates as reimbursement for the cost of financing construction projects with investor capital and borrowed funds until a project is placed into operation

AOC	Administrative Order by Consent
Btu	British Thermal Unit
CAA	Clean Air Act
CCRM	Capital Cost Recovery Mechanism
condensate	A natural gas liquid with a low vapor pressure, mainly composed of propane, butane, pentane and heavier hydrocarbon functions
DOT	Department of Transportation
Dth/d	Dekatherms per day
end-user markets	The ultimate users and consumers of transported energy products
EPA	United States Environmental Protection Agency
EPU	Earnings per unit
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
GAAP	Generally Accepted Accounting Principles
Hilcorp	Hilcorp Energy Company
HP	Horsepower
IPO	Initial public offering of Columbia Pipeline Partners LP, which was completed on February 11, 2015
LNG	Natural gas that has been cooled to minus 161 degrees Celsius for transportation, typically by ship. The cooling process reduces the volume of natural gas by 600 times

Columbia Pipeline Partners LP

DEFINED TERMS (continued)

local distribution company or LDC	LDCs are companies involved in the delivery of natural gas to consumers within a specific geographic area
MMBtu	One million British Thermal Units
MMDth	One million Dekatherms
MMDth/d	One million Dekatherms per day
NAAQS	National Ambient Air Quality Standards
NGA	Natural Gas Act of 1938
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
Partnership Distributable Cash Flow
A supplemental non-GAAP financial measure defined by us as Adjusted EBITDA less net cash interest expense, maintenance capital expenditures, gain on sale of assets and distributable cash flow attributable to noncontrolling interest plus proceeds from gain on sale of assets and any other known differences between cash and income.

PHMSA	Pipeline and Hazardous Materials Safety Administration
Piedmont	Piedmont Natural Gas Company, Inc.
play	A proven geological formation that contains commercial amounts of hydrocarbons
ppb	parts per billion
Tcf	One trillion cubic feet
throughput	The volume of natural gas transported or passing through a pipeline, plant, terminal or other facility during a particular period

PART I

ITEM 1. FINANCIAL STATEMENTS
Columbia Pipeline Partners LP Condensed Consolidated and Combined Balance Sheets (unaudited)

(in millions)	March 31, 2015	December 31, 2014
		Predecessor
ASSETS
Current Assets
Cash and cash equivalents	$7.2	$0.5
Accounts receivable (less reserve of $0.3 and $0.3, respectively)	125.1	149.3
Accounts receivable-affiliated	833.7	153.8
Materials and supplies, at average cost	25.2	24.9
Exchange gas receivable	28.0	34.8
Regulatory assets	7.7	6.1
Deferred property taxes	47.8	48.9
Deferred income taxes	—	24.6
Prepayments and other	11.6	14.8
Total Current Assets	1,086.3	457.7
Investments
Unconsolidated affiliates	439.5	444.3
Other investments	5.6	6.2
Total Investments	445.1	450.5
Property, Plant and Equipment
Property, plant and equipment	8,080.1	7,931.6
Accumulated depreciation and amortization	(2,982.8)	(2,971.4)
Net Property, Plant and Equipment	5,097.3	4,960.2
Other Noncurrent Assets
Regulatory assets	127.5	151.9
Goodwill	1,975.5	1,975.5
Postretirement and postemployment benefits assets	113.0	102.7
Deferred charges and other	10.9	9.0
Total Other Noncurrent Assets	2,226.9	2,239.1
Total Assets	$8,855.6	$8,107.5

The accompanying Notes to Condensed Consolidated and Combined Financial Statements (unaudited) are an integral part of these statements.

ITEM 1. FINANCIAL STATEMENTS (continued)

Columbia Pipeline Partners LP Condensed Consolidated and Combined Balance Sheets (unaudited) (continued)

(in millions, except unit amounts)	March 31, 2015	December 31, 2014
		Predecessor
LIABILITIES AND EQUITY
Current Liabilities
Current portion of long-term debt-affiliated	$—	$115.9
Short-term borrowings-affiliated	7.0	247.3
Accounts payable	43.9	56.1
Accounts payable-affiliated	41.0	49.9
Customer deposits	13.8	13.4
Taxes accrued	89.8	106.9
Exchange gas payable	27.3	34.7
Deferred revenue	22.4	22.2
Regulatory liabilities	9.6	1.3
Legal and environmental	0.2	1.5
Accrued capital expenditures	80.3	61.1
Other accruals	51.9	67.4
Total Current Liabilities	387.2	777.7
Noncurrent Liabilities
Long-term debt-affiliated	630.9	1,472.8
Deferred income taxes	1.0	1,239.0
Accrued liability for postretirement and postemployment benefits	39.1	44.7
Regulatory liabilities	286.7	294.3
Asset retirement obligations	23.1	23.2
Other noncurrent liabilities	84.7	84.5
Total Noncurrent Liabilities	1,065.5	3,158.5
Total Liabilities	1,452.7	3,936.2
Commitments and Contingencies (Refer to Note 15)
Equity and Partners' Capital
Net parent investment	—	4,188.0
Accumulated other comprehensive loss	(4.2)	(16.7)
Common unitholders-public (53,833,107 units issued and outstanding)	948.4	—
Subordinated unitholders-CEG (46,811,398 units issued and outstanding)	296.0	—
Total Columbia Pipeline Partners LP partners' equity and capital	1,240.2	4,171.3
Noncontrolling Interest in Columbia OpCo	6,162.7	—
Total Equity and Partners' Capital	7,402.9	4,171.3
Total Liabilities and Equity and Partners' Capital	$8,855.6	$8,107.5
The accompanying Notes to Condensed Consolidated and Combined Financial Statements (unaudited) are an integral part of these statements.

ITEM 1. FINANCIAL STATEMENTS (continued)

Columbia Pipeline Partners LP
Condensed Statements of Consolidated and Combined Operations (unaudited)

	Three Months Ended March 31,
(in millions, except per unit amounts)	2015	2014
		Predecessor
Operating Revenues
Transportation revenues	$247.9	$246.9
Transportation revenues-affiliated	28.7	28.6
Storage revenues	36.6	36.3
Storage revenues-affiliated	13.3	13.7
Other revenues	12.7	20.0
Total Operating Revenues	339.2	345.5
Operating Expenses
Operation and maintenance	110.0	137.8
Operation and maintenance-affiliated	36.1	28.3
Depreciation and amortization	32.3	29.7
Gain on sale of assets	(5.3)	(17.5)
Property and other taxes	19.0	18.5
Total Operating Expenses	192.1	196.8
Equity Earnings in Unconsolidated Affiliates	14.9	9.8
Operating Income	162.0	158.5
Other Income (Deductions)
Interest expense-affiliated	(11.4)	(12.1)
Other, net	4.3	1.8
Total Other Deductions, net	(7.1)	(10.3)
Income before Income Taxes	154.9	148.2
Income Taxes	23.7	55.7
Net Income	$131.2	$92.5
Less: Predecessor net income prior to IPO on February 11, 2015	42.7
Net income subsequent to IPO	88.5
Less: Net income attributable to noncontrolling interest in Columbia OpCo subsequent to IPO	75.2
Net income attributable to limited partners subsequent to IPO	$13.3
Net income attributable to partners' ownership interest subsequent to IPO per limited partner unit (basic and diluted)
Common units	$0.13
Subordinated units	0.13
Weighted average limited partner units outstanding (basic and diluted)
Common units	53.8
Subordinated units	46.8
The accompanying Notes to Condensed Consolidated and Combined Financial Statements (unaudited) are an integral part of these statements.

ITEM 1. FINANCIAL STATEMENTS (continued)

Columbia Pipeline Partners LP
Condensed Statements of Consolidated and Combined Comprehensive Income (unaudited)

	Three Months Ended March 31,
(in millions, net of taxes for periods prior to IPO)	2015	2014
		Predecessor
Net Income	$131.2	$92.5
Other comprehensive income
Net unrealized gain on cash flow hedges(1)	0.2	0.3
Total other comprehensive income	0.2	0.3
Total comprehensive income	131.4	$92.8
Total other comprehensive income prior to IPO	0.1
Predecessor net income prior to IPO	42.7
Total comprehensive income prior to IPO	42.8
Total comprehensive income subsequent to IPO	88.6
Less: Comprehensive income attributable to noncontrolling interest subsequent to IPO	75.3
Comprehensive income attributable to limited partners subsequent to IPO	$13.3
(1) Net unrealized gains on derivatives qualifying as cash flow hedges, net of $0.1 million tax expense in the period prior to the IPO, and $0.2 million tax expense in the first quarter of 2014.
The accompanying Notes to Condensed Consolidated and Combined Financial Statements (unaudited) are an integral part of these statements.

ITEM 1. FINANCIAL STATEMENTS (continued)

Columbia Pipeline Partners LP Condensed Statements of Consolidated and Combined Cash Flows (unaudited)

Three Months Ended March 31, (in millions)	2015	2014
		Predecessor
Operating Activities
Net Income	$131.2	$92.5
Adjustments to Reconcile Net Income to Net Cash from Operating Activities:
Depreciation and amortization	32.3	29.7
Deferred income taxes and investment tax credits	10.5	28.9
Deferred revenue	5.3	0.8
Equity-based compensation expense and 401(k) profit sharing contribution	2.0	0.9
Gain on sale of assets	(5.3)	(17.5)
Income from unconsolidated affiliates	(14.9)	(9.8)
Amortization of debt related costs	0.1	—
AFUDC equity	(3.5)	(1.6)
Distributions of earnings received from equity investees	18.3	7.6
Changes in Assets and Liabilities:
Accounts receivable	12.2	(5.2)
Accounts receivable-affiliated	15.1	16.1
Accounts payable	(15.6)	(2.8)
Accounts payable-affiliated	(15.1)	(10.1)
Customer deposits	0.6	75.8
Taxes accrued	2.4	(5.3)
Exchange gas receivable/payable	—	(0.2)
Other accruals	(7.8)	(4.7)
Prepayments and other current assets	2.9	3.1
Regulatory assets/liabilities	11.8	11.3
Postretirement and postemployment benefits	(7.7)	(7.1)
Deferred charges and other noncurrent assets	(1.9)	(0.3)
Other noncurrent liabilities	0.8	0.4
Net Cash Flows from Operating Activities	173.7	202.5
Investing Activities
Capital expenditures	(163.9)	(133.4)
Changes in short-term lendings-affiliated	(699.6)	(1.3)
Proceeds from disposition of assets	10.2	4.9
Distributions from (contributions to) equity investees	1.3	(31.0)
Other investing activities	(2.5)	(1.9)
Net Cash Flows used for Investing Activities	(854.5)	(162.7)
Financing Activities
Change in short-term borrowings-affiliated	(240.4)	(39.9)
Payments of long-term debt-affiliated, including current portion	(957.8)	—
Proceeds from the issuance of common units, net of offering costs	1,168.4	—
Distribution of IPO proceeds to parent	(500.0)	—
Contribution of capital from parent	1,217.3	—
Net Cash Flows from (used for) Financing Activities	687.5	(39.9)
Change in cash and cash equivalents	6.7	(0.1)
Cash and cash equivalents at beginning of period	0.5	0.3
Cash and Cash Equivalents at End of Period	$7.2	$0.2

The accompanying Notes to Condensed Consolidated and Combined Financial Statements (unaudited) are an integral part of these statements.

ITEM 1. FINANCIAL STATEMENTS (continued)

Columbia Pipeline Partners LP
Condensed Statements of Consolidated and Combined Equity and Partners' Capital (unaudited)

	Predecessor	Partnership
(in millions)	Net Parent Investment	Common Unitholders	Subordinated Unitholders	Noncontrolling Interest	Accumulated Other Comprehensive Loss	Total
Balance as of January 1, 2015	$4,188.0	$—	$—	$—	$(16.7)	$4,171.3
Net income from January 1, 2015 through February 10, 2015	42.7	—	—	—	—	42.7
Other comprehensive income, net of tax, from January 1, 2015 through February 10, 2015	—	—	—	—	0.1	0.1
Contribution of capital from parent	1,217.3	—	—	—	—	1,217.3
Predecessor net tax liabilities not assumed by Columbia OpCo(1)	1,232.5	—	—	—	(10.3)	1,222.2
Contributed/Noncontributed Net Parent Investment Adjustments(2)	(7.7)	—	—	—	—	(7.7)
Balance as of February 11, 2015 (prior to IPO)	6,672.8	—	—	—	(26.9)	6,645.9
Allocation of net investment to unitholders	(6,672.8)	—	487.1	6,185.7	—	—
Allocation of accumulated other comprehensive loss to noncontrolling interest	—	—	—	(22.7)	22.7	—
Net proceeds from IPO	—	1,168.4	—	—	—	1,168.4
Purchase of additional interest in Columbia OpCo(3)	—	(227.1)	(197.3)	424.4	—	—
Distribution to the noncontrolling interest in Columbia OpCo	—	—	—	(500.0)	—	(500.0)
Net income from February 11, 2015 through March 31, 2015	—	7.1	6.2	75.2	—	88.5
Other comprehensive income, net of tax, from February 11, 2015 through March 31, 2015	—	—	—	0.1	—	0.1
Balance as of March 31, 2015	$—	$948.4	$296.0	$6,162.7	$(4.2)	$7,402.9
(1) Reflects the non-cash elimination of all historical current and deferred income taxes other than Tennessee state income taxes that continue to be borne by the Partnership post-IPO, as well as associated regulatory assets and liabilities.
(2) Reflects the removal of amounts related to Crossroads Pipeline Company, Columbia Pipeline Group Services Company, Central Kentucky Transmission Company and 1% of the 50% interest in Hardy Storage that were included in the Predecessor but were not contributed to the Partnership, as well as the inclusion of CNS Microwave, which was not part of the Predecessor.
(3) Represents the purchase of an additional 8.4% limited partner interest in Columbia OpCo, recorded at the historical carrying value of Columbia OpCo’s net assets after giving effect to the $1,168.4 million equity contribution.

The accompanying Notes to Condensed Consolidated and Combined Financial Statements (unaudited) are an integral part of these statements.

ITEM 1. FINANCIAL STATEMENTS (continued)
Columbia Pipeline Partners LP
Notes to Condensed Consolidated and Combined Financial Statements (unaudited)

1.    Basis of Accounting Presentation
Formed in Delaware on December 5, 2007, Columbia Pipeline Partners LP (the "Partnership") is a subsidiary of NiSource Inc. (“NiSource”). NiSource is a Delaware corporation and holding company whose subsidiaries provide natural gas, electricity and other products and services to approximately 3.8 million customers located within a corridor that runs from the Gulf Coast through the Midwest to New England. Columbia Pipeline Partners LP Predecessor (the “Predecessor”) is comprised of NiSource’s Columbia Pipeline Group Operations reportable segment.
The Partnership is engaged in regulated interstate gas transportation and storage services for LDCs, marketers and industrial and commercial customers located in northeastern, mid-Atlantic, midwestern and southern states and the District of Columbia along with unregulated businesses that include midstream services, including gathering, treating, conditioning, processing, compression and liquids handling, and development of mineral rights positions. The regulated services are performed under tariffs at rates subject to FERC approval.
Concurrent with the completed IPO, NiSource contributed substantially all of the assets and operations of the Predecessor to Columbia OpCo, a Delaware limited partnership formed by CEG, a wholly owned subsidiary of NiSource and CPG OpCo GP LLC (“OpCo GP”), a wholly owned subsidiary of the Partnership. The contribution is considered to be a reorganization of entities under common control. Subsequent to the IPO, the Partnership owns a 15.7% limited partner interest in Columbia OpCo and CEG owns the remaining 84.3% limited partner interest. CPP GP LLC (“MLP GP”), a wholly owned subsidiary of CEG, serves as the general partner of the Partnership. OpCo GP serves as the general partner for Columbia OpCo. Columbia Pipeline Group Services Company provides services to the Partnership pursuant to an omnibus agreement. MLP GP, the Partnership, Columbia OpCo and OpCo GP have all adopted a fiscal year end of December 31. Through our ownership of Columbia OpCo’s general partner, we control all of Columbia OpCo’s assets and operations. As a result, we consolidate Columbia OpCo and CEG's retained interest of 84.3% is recorded as noncontrolling interest in the Partnership's consolidated financial statements.
For periods subsequent to the closing of the IPO, the financial statements included in this quarterly report are the financial statements and accounting records of the Partnership. For periods prior to the closing of the IPO, the financial statements included in this quarterly report are the financial statements and accounting records of the Predecessor. The consolidated and combined financial statements were prepared as follows:

•
The Condensed Consolidated and Combined Balance Sheets (unaudited) as of March 31, 2015 consists of the consolidated balance sheet of the Partnership, while the combined balance sheet as of December 31, 2014 consists of the Predecessor.

•
The Condensed Statement of Consolidated and Combined Operations (unaudited) for the three months ended March 31, 2015 consists of consolidated results of the Partnership for the period from February 11, 2015 through March 31, 2015 and the combined results of the Predecessor for the period from January 1, 2015 through February 10, 2015 and for the three months ended March 31, 2014.

•
The Condensed Statement of Consolidated and Combined Comprehensive Income (unaudited) for the three months ended March 31, 2015 consists of consolidated results of the Partnership for the period from February 11, 2015 through March 31, 2015 and the combined results of the Predecessor for the period from January 1, 2015 through February 10, 2015 and for the three months ended March 31, 2014.

•
The Condensed Statement of Consolidated and Combined Cash Flows (unaudited) for the three months ended March 31, 2015 consists of consolidated cash flows of the Partnership for the period from February 11, 2015 through March 31, 2015 and the combined cash flows of the Predecessor for the period from January 1, 2015 through February 10, 2015 and for the three months ended March 31, 2014.

•
The Condensed Statement of Consolidated and Combined Equity and Partners' Capital (unaudited) for the three months ended March 31, 2015 consists of consolidated activity of the Partnership for the period from February 11, 2015 through March 31, 2015 and the combined activity of the Predecessor for the period from January 1, 2015 through February 10, 2015 and for the three months ended March 31, 2014.

ITEM 1. FINANCIAL STATEMENTS (continued)
Columbia Pipeline Partners LP
Notes to Condensed Consolidated and Combined Financial Statements (unaudited) (continued)

The Condensed Consolidated and Combined Financial Statements (unaudited) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to those rules and regulations, although the Partnership believes that the disclosures made are adequate to make the information not misleading. These financial statements should be read in conjunction with the Predecessor’s combined financial statements included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2014 (the "2014 Form 10-K"). These financial statements reflect all normal recurring adjustments that are, in the opinion of management, necessary to fairly present the Partnership’s results of operations and financial position in accordance with GAAP in the United States of America. Amounts reported in the Condensed Statement of Consolidated and Combined Operations (unaudited) are not necessarily indicative of amounts expected for the respective annual periods.
On September 26, 2014, the NiSource board of directors approved in principle the spin-off of CPG through a distribution to NiSource stockholders of all of the outstanding common stock of CPG. The spin-off is expected to occur on July 1, 2015, subject to the satisfaction of various conditions. There is no assurance that the spin-off will in fact occur. In the event the spin-off does occur, CPG will continue to indirectly own MLP GP, our general partner, 84.3% of the limited partner interests in Columbia OpCo and the limited partnership interests in us that are not owned by the public. Even if the spin-off is not consummated, we expect our future involvement with NiSource will be principally conducted through CEG, our sponsor.
2.    Initial Public Offering
On February 6, 2015, the Partnership's common units began trading on the New York Stock Exchange under the ticker symbol "CPPL." On February 11, 2015 the Partnership completed its offering of 53,833,107 common units at a price to the public of $23.00 per unit, including 7,021,709 common units that were issued pursuant to the exercise in full of the underwriters' over-allotment option. The Partnership received net proceeds of $1,168.4 million from the offering. At or prior to the closing of the offering the following transactions occurred:

•
CEG contributed $1.2 billion of capital to certain subsidiaries of the Predecessor to repay intercompany debt owed to NiSource Finance. CEG entered into new intercompany debt agreements with NiSource Finance for $1.2 billion;

•	CEG contributed substantially all of the subsidiaries in the Predecessor to Columbia OpCo;

•
CEG assumed responsibility for all historical current and deferred income taxes other than Tennessee state income taxes that continue to be borne by the Partnership post-IPO, as well as associated regulatory assets and liabilities;

•	CEG contributed a 7.3% limited partner interest in Columbia OpCo in exchange for 46,811,398 subordinated units in the Partnership and all of the Partnership's incentive distribution rights;

•
the Partnership purchased from Columbia OpCo an additional 8.4% limited partner interest in exchange for $1,168.4 million from the net proceeds of the IPO, net of underwriting discounts, structuring fees and offering expenses of approximately $69.8 million, resulting in the Partnership owning a 15.7% limited partner interest in Columbia OpCo;

The table below summarizes the effects of the changes in the Partnership's ownership interest in Columbia OpCo on the Partnership's equity:

Three Months Ended March 31,
(in millions)	2015
Net income attributable to the Partnership	$13.3
Decrease in partnership equity for the purchase of an additional 8.4 percent interest in Columbia OpCo	(424.4)
Change from net income attributable to the Partnership and transfers to noncontrolling interest	$(411.1)

•	Columbia OpCo distributed $500.0 million to CEG as a reimbursement of preformation capital expenditures with respect to the assets contributed to Columbia OpCo.

ITEM 1. FINANCIAL STATEMENTS (continued)
Columbia Pipeline Partners LP
Notes to Condensed Consolidated and Combined Financial Statements (unaudited) (continued)

The Partnership entered into an omnibus agreement with CEG and its affiliates at the closing of the offering that addresses (1) centralized corporate, general and administrative services to be provided by CEG for the Partnership and the reimbursement by the Partnership for the Partnership's portion of these services, (2) the Partnership's right of first offer for CEG's 84.3% interest in Columbia OpCo, (3) the indemnification of the Partnership for certain potential environmental and toxic tort claims losses and expenses associated with the operation of the assets and occurring before the closing date of the IPO and (4) Columbia OpCo's requirement to guarantee future indebtedness that CPG incurs.

3.    Recent Accounting Pronouncements

In April 2015, the FASB issued ASU 2015-05, Intangibles - Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer's Accounting for Fees Paid in a Cloud Computing Arrangement. ASU 2015-05 clarifies guidance on determining whether a cloud computing arrangement contains a software license that should be accounted for as internal-use software. The Partnership is required to adopt ASU 2015-05 for periods beginning after December 15, 2015, including interim periods, and the guidance is permitted to be applied either (1) prospectively to all agreements entered into or materially modified after the effective date or (2) retrospectively, with early adoption permitted. The Partnership is currently evaluating the impact the adoption of ASU 2015-05 will have on the Condensed Consolidated and Combined Financial Statements (unaudited) or Notes to Condensed Consolidated and Combined Financial Statements (unaudited).

In April 2015, the FASB issued ASU 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. ASU 2015-03 changes the way entities present debt issuance costs in financial statements by presenting issuance costs on the balance sheet as a direct deduction from the related liability rather than as a deferred charge. Amortization of these costs will continue to be reported as interest expense. The Partnership is required to adopt ASU 2015-03 for periods beginning after December 15, 2015, including interim periods, and the guidance is to be applied retrospectively with early adoption permitted. The Partnership is currently evaluating the impact the adoption of ASU 2015-03 will have on the Condensed Consolidated and Combined Financial Statements (unaudited) or Notes to Condensed Consolidated and Combined Financial Statements (unaudited).

In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis. ASU 2015-02 amends consolidation guidance by including changes to the variable and voting interest models used by entities to evaluate whether an entity should be consolidated. The Partnership is required to adopt ASU 2015-02 for periods beginning after December 15, 2015, including interim periods, and the guidance is to be applied retrospectively or using a modified retrospective approach, with early adoption permitted. The Partnership is currently evaluating the impact the adoption of ASU 2015-02 will have on the Condensed Consolidated and Combined Financial Statements (unaudited) or Notes to Condensed Consolidated and Combined Financial Statements (unaudited).
4.    Net Income Per Limited Partner Unit
Net income per unit applicable to common limited partner units and to subordinated limited partner units is computed by dividing the respective limited partners’ interest in net income for the period subsequent to the IPO by the weighted-average number of common units and subordinated units outstanding for the period. Because the Partnership has more than one class of participating securities, it uses the two-class method when calculating the net income per unit applicable to limited partners. The classes of participating securities include common units, subordinated units and incentive distribution rights. Basic and diluted net income per unit are the same because the Partnership does not have any potentially dilutive units outstanding for the periods presented.
Pursuant to our cash distribution policy, within 60 days after the end of each quarter, we intend to distribute to the holders of common and subordinated units on a quarterly basis at least the minimum quarterly distribution of $0.1675 per unit, or $0.67 on an annualized basis, to the extent we have sufficient cash after establishment of cash reserves and payment of fees and expenses, including payments to our general partner and its affiliates. We will prorate the distribution from February 11, 2015, the date of our IPO, through March 31, 2015.
On April 29, 2015, the board of directors of MLP GP, the Partnership's general partner, declared an initial prorated quarterly cash distribution for the period February 11, 2015, through March 31, 2015, of $0.0912 per unit, or $9.2 million in total. This distribution is payable on May 20, 2015, to unit holders of record as of May 13, 2015.

ITEM 1. FINANCIAL STATEMENTS (continued)
Columbia Pipeline Partners LP
Notes to Condensed Consolidated and Combined Financial Statements (unaudited) (continued)

The calculation of net income per unit is as follows:

Three Months Ended March 31,
(in millions)	2015
Net income attributable to limited partners subsequent to IPO	$13.3
Less:
Limited partners' distribution declared on common units	—
Limited partners' distribution declared on subordinated units	—
Distribution declared on incentive distribution rights	—
Net income subsequent to the IPO in excess of distribution	$13.3

Three Months Ended March 31, 2015 (in millions, except per unit data)	Limited Partners' Common Units	Limited Partners' Subordinated Units	Incentive Distribution Rights	Total
Net income attributable to limited partners subsequent to IPO
Distribution declared	$—	$—	$—	$—
Net income subsequent to the IPO in excess of distribution	7.1	6.2	—	13.3
Net income attributable to limited partners subsequent to IPO	$7.1	$6.2	$—	$13.3

Weighted average limited partner units outstanding
Basic and diluted	53.8	46.8	—	100.6
Net income attributable to partners' ownership interest subsequent to IPO per limited partner unit
Basic and diluted	$0.13	$0.13	$—	$0.13

ITEM 1. FINANCIAL STATEMENTS (continued)
Columbia Pipeline Partners LP
Notes to Condensed Consolidated and Combined Financial Statements (unaudited) (continued)

5.    Transactions with Affiliates

In the normal course of business, the Partnership engages in transactions with subsidiaries of NiSource. Transactions with affiliates are summarized in the tables below:

Statement of Operations.

	Three Months Ended March 31,
(in millions)	2015	2014
		Predecessor
Transportation revenues	$28.7	$28.6
Storage revenues	13.3	13.7
Other revenues	0.1	0.1
Operation and maintenance expense	36.1	28.3
Interest expense	11.4	12.1
Interest income	1.0	0.1

Balance Sheet.

(in millions)	March 31, 2015	December 31, 2014
		Predecessor
Accounts receivable	$833.7	$153.8
Current portion of long term debt- affiliated	—	115.9
Short-term borrowings	7.0	247.3
Accounts payable	41.0	49.9
Long-term debt	630.9	1,472.8
Transportation, Storage and Other Revenues. The Partnership provides natural gas transportation, storage and other services to subsidiaries of NiSource. Prior to the IPO, the Predecessor provided similar services to subsidiaries of NiSource.
Operation and Maintenance Expense. The Partnership receives executive, financial, legal, information technology and other administrative and general services from NiSource Corporate Services and Columbia Pipeline Group Services Company. Prior to the IPO, the Predecessor received similar services from NiSource Corporate Services. Expenses incurred as a result of these services consist of employee compensation and benefits, outside services and other expenses. The expenses are charged directly or allocated using various allocation methodologies based on a combination of gross fixed assets, total operating expense, number of employees and other measures. Management believes the allocation methodologies are reasonable. However, these allocations and estimates may not represent the amounts that would have been incurred had the services been provided by an outside entity.
Interest Expense and Income. The Partnership and Predecessor, prior to the IPO, were charged interest for long-term debt of $12.2 million and $12.2 million for the three months ended March 31, 2015 and 2014, respectively, offset by associated AFUDC of $1.0 million and $1.2 million for the three months ended March 31, 2015 and 2014, respectively.
Columbia OpCo and its subsidiaries entered into an intercompany money pool agreement with NiSource Finance, which became effective on the date of the IPO. The money pool is available for Columbia OpCo and its subsidiaries' general purposes, including capital expenditures and working capital. This new money pool agreement is discussed in connection with Short-term Borrowings below. Prior to the IPO, the subsidiaries of the Predecessor participated in a similar money pool agreement with NiSource Finance. NiSource Corporate Services administers the money pools. The cash accounts maintained by the subsidiaries of Columbia OpCo and the Predecessor are swept into a NiSource corporate account on a daily basis, creating an affiliated receivable or decreasing an affiliated payable, as appropriate, between NiSource and the subsidiary. The amount of interest expense and income for short-term borrowings is determined by the net position of each subsidiary in the money pool. The money pool weighted-average interest

ITEM 1. FINANCIAL STATEMENTS (continued)
Columbia Pipeline Partners LP
Notes to Condensed Consolidated and Combined Financial Statements (unaudited) (continued)

rate at March 31, 2015 and 2014 was 1.07% and 0.67%, respectively. The interest expense for short-term borrowings charged for the three months ended March 31, 2015 and 2014 was $0.2 million and $1.1 million, respectively.
Accounts Receivable. The Partnership includes in accounts receivable amounts due from the money pool discussed above of $816.2 million at March 31, 2015 for subsidiaries of Columbia OpCo in a net deposit position. The Predecessor includes in accounts receivable amounts due from the money pool discussed above of $125.0 million at December 31, 2014 for subsidiaries in a net deposit position. Also included in the balance at March 31, 2015 and December 31, 2014 are amounts due from subsidiaries of NiSource for transportation and storage services of $17.5 million and $28.8 million, respectively. Net cash flows related to the money pool receivables are included as Investing Activities on the Condensed Statements of Consolidated and Combined Statements of Cash Flows (unaudited). All other affiliated receivables are included as Operating Activities.
Short-term Borrowings. In connection with the closing of the IPO, the subsidiaries of Columbia OpCo entered into an intercompany money pool agreement with NiSource Finance with $750 million of reserved borrowing capacity; following the spin-off, the agreement will be with CPG. In furtherance of the money pool agreement, CPG entered into a $1,500 million revolving credit agreement on December 5, 2014. The CPG revolving credit agreement will not become effective until the completion of the spin-off. Each of CEG, OpCo GP and Columbia OpCo is a guarantor of CPG's revolving credit facility. As a guarantor and restricted subsidiary, Columbia OpCo is subject to various customary covenants and restrictive provisions which, among other things, limit CPG’s and its restricted subsidiaries’ ability to incur additional indebtedness, guarantees and/or liens; consolidate, merge or transfer all or substantially all of their assets; make certain investments or restricted payments; modify certain material agreements; engage in certain types of transactions with affiliates; dispose of assets; and prepay certain indebtedness; each of which is subject to customary and usual exceptions and baskets, including an exception to the limitation on restricted payments for distributions of available cash, as permitted by their organizational documents. If Columbia OpCo and the other loan parties fail to perform their obligations under these and other covenants, it could adversely affect Columbia OpCo’s ability to finance future business opportunities and make cash distributions to us. CPG’s revolving credit facility also contains customary events of default, including cross default provisions that apply to any other indebtedness CPG may have with an outstanding principal amount in excess of $50 million. If a default occurred, the relevant lenders could elect to declare the debt, together with accrued interest and other fees, to be immediately due and payable and proceed against Columbia OpCo as a guarantor.
The balance of Short-term Borrowings includes all subsidiaries of Columbia OpCo and includes all subsidiaries of the Predecessor in a net borrower position of the money pool discussed above at March 31, 2015 and December 31, 2014, respectively. Net cash flows related to short-term borrowings are included as Financing Activities on the Condensed Statements of Consolidated and Combined Statements of Cash Flows (unaudited).
Accounts Payable. The affiliated accounts payable balance primarily includes amounts due for services received from NiSource Corporate Services and interest payable to NiSource Finance.

ITEM 1. FINANCIAL STATEMENTS (continued)
Columbia Pipeline Partners LP
Notes to Condensed Consolidated and Combined Financial Statements (unaudited) (continued)

Long-term Debt. The Partnership’s and Predecessor's long-term financing requirements are satisfied through borrowings from NiSource Finance. Details of the long-term debt balance are summarized in the table below:

Origination Date	Interest Rate	Maturity Date	March 31, 2015	December 31, 2014
(in millions)				Predecessor
November 28, 2005(1)	5.41%	November 30, 2015	$—	$115.9
November 28, 2005	5.45%	November 28, 2016	—	45.3
November 28, 2005	5.92%	November 28, 2025	—	133.5
November 28, 2012	4.63%	November 28, 2032	—	45.0
November 28, 2012	4.94%	November 30, 2037	—	95.0
December 19, 2012	5.16%	December 21, 2037	—	55.0
November 28, 2012	5.26%	November 28, 2042	—	170.0
December 19, 2012	5.49%	December 18, 2042	—	95.0
December 9, 2013(2)	4.75%	December 31, 2016	630.9	834.0
Total Long-term Debt			$630.9	$1,588.7
(1) The debt balance for the note originating on November 28, 2005 and maturing on November 30, 2015 is included in "Current portion of long-term debt-affiliated" on the Condensed Combined Balance Sheets as of December 31, 2014.
(2) The Partnership may borrow at any time from the origination date to the maturity date not to exceed $2.6 billion. The note carries a variable interest rate of prime plus 150 basis points. All funds borrowed on the note are due December 31, 2016.

Dividends. Columbia OpCo distributed $500.0 million to CEG as a reimbursement of preformation capital expenditures with respect to the assets contributed to Columbia OpCo. The Partnership paid no dividends to CEG in the three months ended March 31, 2014. There were no restrictions on the payment by the Partnership of dividends to CEG.

6.    Short-Term Borrowings
On December 5, 2014, the Partnership entered into a $500 million senior revolving credit facility, of which $50 million in letters of credit is available. The revolving credit facility became effective at the closing of our IPO. The credit facility is available for general partnership purposes, including working capital and capital expenditures, including the funding of capital calls.
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

ITEM 1. FINANCIAL STATEMENTS (continued)
Columbia Pipeline Partners LP
Notes to Condensed Consolidated and Combined Financial Statements (unaudited) (continued)

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
As of March 31, 2015, the Partnership had no borrowings and issued no letters of credit under the revolving credit facility.

7.    Gain on Sale of Assets
The Partnership recognizes gains on conveyances of mineral rights positions into earnings as any obligation associated with conveyance is satisfied. Gains on conveyances of $5.3 million and $17.5 million were recorded in earnings for the three months ended March 31, 2015 and 2014, respectively. As of March 31, 2015 and December 31, 2014, deferred gains of approximately $19.2 million and $19.6 million, respectively, were deferred pending performance of future obligations and recorded within "Deferred revenue," on the Condensed Consolidated and Combined Balance Sheets (unaudited).
8.    Goodwill
The Partnership tests its goodwill for impairment annually as of May 1 unless indicators, events, or circumstances would require an immediate review. Goodwill is tested for impairment using financial information at the reporting unit level, which is consistent with the level of discrete financial information reviewed by operating segment management. The Partnership's reporting unit is Columbia Transmission Operations, which represents the operations of Columbia Gas Transmission and Columbia Gulf.
The Predecessor applied the qualitative step 0 analysis to its reporting unit for the annual impairment test performed as of May 1, 2014. The results of this assessment indicated that it is not more likely than not that its reporting unit fair value is less than the reporting unit carrying value.
The Partnership considered whether there were any events or changes in circumstances subsequent to the annual test that would reduce the fair value of the reporting unit below its carrying amount and necessitate another goodwill impairment test. No such indicators were noted that would require a subsequent goodwill impairment testing during the first quarter of 2015.

9.    Asset Retirement Obligations

Changes in the Partnership’s liability for asset retirement obligations for the three months ended March 31, 2015 and 2014 are presented in the table below:

(in millions)	2015	2014
		Predecessor
Balance as of January 1,	$23.2	$26.3
Noncontributed net parent investment adjustments(1)	(0.4)	—
Accretion expense	0.3	0.4
Additions	—	—
Settlements	—	—
Change in estimated cash flows	—	—
Balance as of March 31,	$23.1	$26.7
(1) Reflects the removal of amounts related to Crossroads Pipeline Company, which was included in the Predecessor but was not contributed to the Partnership.

ITEM 1. FINANCIAL STATEMENTS (continued)
Columbia Pipeline Partners LP
Notes to Condensed Consolidated and Combined Financial Statements (unaudited) (continued)

The asset retirement obligations above relate to obligations related to the modernization program of pipelines and transmission facilities, the retiring of offshore facilities, PCB remediation and asbestos removal at several compressor and measuring stations. The Partnership recognizes that there are obligations to incur significant costs to retire wells associated with gas storage operations; however, the lives of these wells are indeterminable until management establishes plans for closure.
10.    Regulatory Matters
Columbia Gas Transmission Customer Settlement. In January 2015, Columbia Gas Transmission commenced the third year of the Columbia Gas Transmission long-term system modernization program. Columbia Gas Transmission expects to invest approximately $300 million in modernization investments during the year. Recovery of approximately $320 million of investments made in 2014 began on February 1, 2015.

Cost Recovery Trackers and other similar mechanisms. A significant portion of the transmission and storage regulated companies' revenue is related to the recovery of their operating costs, the review and recovery of which occurs via standard regulatory proceedings with the FERC under section 4 of the Natural Gas Act. However, certain operating costs of the Columbia OpCo regulated transmission and storage companies are significant and recurring in nature, such as fuel for compression and lost and unaccounted for gas. The FERC allows for the recovery of such costs via cost tracking mechanisms. These tracking mechanisms allow the transmission and storage companies' rates to fluctuate in response to changes in certain operating costs or conditions as they occur to facilitate the timely recovery of its costs incurred. The tracking mechanisms involve a rate adjustment that is filed at a predetermined frequency, typically annually, with the FERC and is subject to regulatory review before new rates go into effect. Other such costs under regulatory tracking mechanisms include upstream pipeline transmission, electric compression, environmental, operational purchases and sales of natural gas, and the revenue requirement for capital investments made under Columbia Gas Transmission's long-term plan to modernize its interstate transmission system as discussed above.

11.    Equity Method Investments
Certain investments of the Partnership are accounted for under the equity method of accounting. Income and losses from Millennium Pipeline, Hardy Storage and Pennant are reflected in “Equity Earnings in Unconsolidated Affiliates” on the Condensed Statements of Consolidated and Combined Operations (unaudited). These investments are integral to the Partnership’s business. Contributions are made to these equity investees to fund the Partnership’s share of capital projects.
Columbia Gas Transmission made no contributions to Millennium Pipeline for the three months ended March 31, 2015 and contributed $2.6 million for the three months ended March 31, 2014. Millennium Pipeline distributed $16.6 million and $7.1 million of earnings to Columbia Gas Transmission during the three months ended March 31, 2015 and 2014, respectively.
No contributions were made to Hardy Storage during the three months ended March 31, 2015 and 2014. Hardy Storage distributed $0.5 million of earnings to NiSource during each of the three months ended March 31, 2015 and 2014, respectively.
No contributions were made to Pennant for the three months ended March 31, 2015 and contributions of $28.4 million were made for the three months ended March 31, 2014. Pennant distributed $1.2 million of earnings and returned $1.3 million of capital to Columbia Midstream during the three months ended March 31, 2015. No distributions were received from Pennant during the three months ended March 31, 2014.

12.    Income Taxes
The Partnership is a limited partnership and is treated as a partnership for U.S. federal income tax purposes and therefore, is not liable for entity-level federal income taxes. The Predecessor’s operating results were included in NiSource’s consolidated U.S. federal and in consolidated, combined or stand-alone state income tax returns. Amounts presented in the combined financial statements prior to the IPO relate to income taxes that have been determined on a separate tax return basis, and the Predecessor’s contribution to NiSource’s net operating losses and tax credits have been included in the Predecessor’s financial statements.
The Partnership’s interim effective tax rates reflect the estimated annual effective tax rates for 2015 and 2014, adjusted for tax expense associated with certain discrete items. The effective tax rates for the three months ended March 31, 2015 and 2014 were 15.3% and 37.6%, respectively. The effective tax rate for 2014 differs from the Federal tax rate of 35% primarily due to the effects of tax credits, state income taxes, utility rate making, and other permanent book-to-tax differences. The effective tax rate for 2015 differs from the Federal tax rate of 35% primarily due to the effects of tax credits, state income taxes, utility rate making, other permanent book-to-tax differences, and post-IPO income that is not subject to income tax at the partnership level.

ITEM 1. FINANCIAL STATEMENTS (continued)
Columbia Pipeline Partners LP
Notes to Condensed Consolidated and Combined Financial Statements (unaudited) (continued)

13.    Pension and Other Postretirement Benefits
NiSource provides defined contribution plans and noncontributory defined benefit retirement plans that cover employees of subsidiaries of Columbia OpCo. Benefits under the defined benefit retirement plans reflect the employees’ compensation, years of service and age at retirement. Additionally, NiSource provides health care and life insurance benefits for certain retired employees of subsidiaries of Columbia OpCo. The majority of employees may become eligible for these benefits if they reach retirement age while working for subsidiaries of Columbia OpCo. The expected cost of such benefits is accrued during the employees’ years of service. Current rates charged to customers of subsidiaries of Columbia OpCo include postretirement benefit costs. Cash contributions are remitted to grantor trusts.
Subsidiaries of Columbia OpCo are participants in the consolidated NiSource defined benefit retirement plans (the Plans), and therefore, subsidiaries of Columbia OpCo are allocated a ratable portion of NiSource’s grantor trusts for the Plans in which its employees and retirees participate. As a result, the Partnership follows multiple employer accounting under the provisions of GAAP.

For the three months ended March 31, 2015, subsidiaries of Columbia OpCo have made no contributions to its pension plans and contributed $2.6 million to its other postretirement benefit plans.
The following table provides the components of the plans’ net periodic benefits cost for the three months ended March 31, 2015 and 2014:

	Pension Benefits		Other Postretirement Benefits
Three Months Ended March 31, (in millions)	2015	2014	2015	2014
		Predecessor		Predecessor
Components of Net Periodic Benefit Cost (Income)
Service cost	$1.3	$1.2	$0.3	$0.3
Interest cost	3.1	3.4	1.0	1.2
Expected return on assets	(6.1)	(5.9)	(4.3)	(4.1)
Amortization of prior service credit	(0.2)	(0.2)	—	—
Recognized actuarial loss	2.0	1.6	—	—
Total Net Periodic Benefit Cost (Income)	$0.1	$0.1	$(3.0)	$(2.6)

14.    Fair Value
The Partnership has certain financial instruments that are not measured at fair value on a recurring basis but nevertheless are recorded at amounts that approximate fair value due to their liquid or short-term nature, including cash and cash equivalents, customer deposits and short-term borrowings-affiliated. The Partnership's long-term debt-affiliated is recorded at historical amounts.
The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate fair value.
Long-term debt-affiliated. The fair values of these securities are estimated based on the quoted market prices for similar issues or on the rates offered for securities of the same remaining maturities. These fair value measurements are classified as Level 2 within the fair value hierarchy. For the three months ended March 31, 2015 and for the year ended December 31, 2014, there were no changes in the method or significant assumptions used to estimate the fair value of the financial instruments.

ITEM 1. FINANCIAL STATEMENTS (continued)
Columbia Pipeline Partners LP
Notes to Condensed Consolidated and Combined Financial Statements (unaudited) (continued)

The carrying amount and estimated fair values of financial instruments were as follows:

(in millions)	Carrying Amount as of March 31, 2015	Estimated Fair Value as of March 31, 2015	Carrying Amount as of Dec. 31, 2014	Estimated Fair Value as of Dec. 31, 2014
			Predecessor
Current portion of long-term debt - affiliated	$—	$—	$115.9	$120.0
Long-term debt - affiliated	630.9	630.9	1,472.8	1,550.4

15.    Other Commitments and Contingencies
A.    Other Legal Proceedings. In the normal course of its business, the Partnership has been named as a defendant in various legal proceedings. In the opinion of management, the ultimate disposition of these currently asserted claims will not have a material impact on the Partnership’s consolidated and combined financial statements.
B.    Environmental Matters. The Partnership's operations are subject to environmental statutes and regulations related to air quality, water quality, hazardous waste and solid waste. The Partnership believes that it is in substantial compliance with those environmental regulations currently applicable to its operations and believes that it has all necessary permits to conduct its operations.
It is the Partnership's continued intent to address environmental issues in cooperation with regulatory authorities in such a manner as to achieve mutually acceptable compliance plans. However, there can be no assurance that fines and penalties will not be incurred. The Partnership expects a significant portion of environmental assessment and remediation costs to be recoverable through rates.
The Partnership records accruals to cover environmental remediation at various sites. The current portion of this accrual is included in “Legal and environmental” in the Condensed Consolidated and Combined Balance Sheets (unaudited). The noncurrent portion is included in “Other noncurrent liabilities” in the Condensed Consolidated and Combined Balance Sheets (unaudited).
National Ambient Air Quality Standards. The CAA requires the EPA to set NAAQS for particulate matter and five other pollutants considered harmful to public health and the environment. Periodically the EPA imposes new or modifies existing NAAQS. States that contain areas that do not meet the new or revised standards must take steps to maintain or achieve compliance with the standards. These steps could include additional pollution controls on boilers, engines, turbines, and other facilities owned by the Partnership.
The following NAAQS were recently added or modified:
Ozone: On November 25, 2014, the EPA proposed to lower the 8-hour ozone standard from 75 ppb to within a range of 65-70 ppb. If the standard is finalized and the EPA proceeds with designations, areas where the Partnership operates currently designated as attainment may be re-classified as non-attainment. The Partnership will continue to monitor this matter and cannot estimate its impact at this time.
Nitrogen Dioxide (NO2): The EPA revised the NO2 NAAQS by adding a one-hour standard while retaining the annual standard. The new standard could impact some Partnership combustion sources. The EPA designated all areas of the country as unclassifiable/attainment in January 2012. After the establishment of a new monitoring network and possible modeling implementation, areas will potentially be re-designated sometime in 2016. States with areas that do not meet the standard will be required to develop rules to bring areas into compliance within five years of designation. Additionally, under certain permitting circumstances, emissions from some existing Partnership combustion sources may need to be assessed and mitigated. The Partnership will continue to monitor this matter and cannot estimate the impact of these rules at this time.

ITEM 1. FINANCIAL STATEMENTS (continued)
Columbia Pipeline Partners LP
Notes to Condensed Consolidated and Combined Financial Statements (unaudited) (continued)

16.    Accumulated Other Comprehensive Loss
The following tables display the components of Accumulated Other Comprehensive Loss for the three months ended March 31, 2015 and 2014:

Three Months Ended March 31, 2015 (in millions)	Gains and Losses on Cash Flow Hedges(1)	Pension and OPEB Items(1)	Accumulated Other Comprehensive Loss(1)
Balance as of January 1, 2015	$(16.6)	$(0.1)	$(16.7)
Predecessor net tax liabilities not assumed by Columbia OpCo(2)	(10.2)	(0.1)	(10.3)
Allocation of accumulated other comprehensive loss to noncontrolling interest	22.6	0.1	22.7
Other comprehensive income before reclassifications	—	—	—
Amounts reclassified from accumulated other comprehensive income(3)	0.1	—	0.1
Net current-period other comprehensive (loss) income	0.1	—	0.1
Balance as of March 31, 2015	$(4.1)	$(0.1)	$(4.2)

Three Months Ended March 31, 2014 (in millions)	Gains and Losses on Cash Flow Hedges(1)	Pension and OPEB Items(1)	Accumulated Other Comprehensive Loss(1)
	Predecessor
Balance as of January 1, 2014	$(17.6)	$(0.1)	$(17.7)
Other comprehensive income before reclassifications	—	—	—
Amounts reclassified from accumulated other comprehensive income	0.3	—	0.3
Net current-period other comprehensive income (loss)	0.3	—	0.3
Balance as of March 31, 2014	$(17.3)	$(0.1)	$(17.4)
(1)All amounts prior to the IPO are net of tax. Amounts in parentheses indicate debits.
(2) Reflects the non-cash elimination of all historical current and deferred income taxes other than Tennessee state income taxes that will continue to be borne by the Partnership post-IPO.
(3) Reflects amounts allocated to noncontrolling interest.

Equity Investment
As Millennium Pipeline is an equity method investment, Columbia OpCo is required to recognize a proportional share of Millennium Pipeline’s OCI. The remaining unrecognized loss at March 31, 2015 of $26.4 million, before tax, related to terminated interest rate swaps is being amortized over the period ending June 2025 into earnings using the effective interest method through interest expense as interest payments are made by Millennium Pipeline. The unrecognized loss of $26.4 million and $16.6 million, net of tax, at March 31, 2015 and December 31, 2014, respectively, is included in gains and losses on cash flow hedges above.
17.    Other, Net

	Three Months Ended March 31,
(in millions)	2015	2014
		Predecessor
AFUDC Equity	$3.5	$1.6
Miscellaneous	0.8	0.2
Total Other, net	$4.3	$1.8

ITEM 1. FINANCIAL STATEMENTS (continued)
Columbia Pipeline Partners LP
Notes to Condensed Consolidated and Combined Financial Statements (unaudited) (continued)

18.    Supplemental Cash Flow Information
The following table provides additional information regarding the Partnership’s Condensed Statements of Consolidated and Combined Cash Flows (unaudited) for the three months ended March 31, 2015 and 2014:

(in millions)	2015	2014
		Predecessor
Supplemental Disclosures of Cash Flow Information
Non-cash transactions:
Capital expenditures included in current liabilities	$98.8	$58.9
Schedule of interest and income taxes paid:
Cash paid for interest, net of interest capitalized amounts	$15.6	$0.3
Cash paid for income taxes	—	20.6

19.    Concentration of Credit Risk
Columbia Gas of Ohio, an affiliated party, accounted for greater than 10% of total operating revenues for the three months ended March 31, 2015 and 2014. The following table provides the customer's operating revenues and percentage of total operating revenues for the three months ended March 31, 2015 and 2014:

	2015		2014
(in millions)	Total Operating Revenues	Percentage of Total Operating Revenues	Total Operating Revenues	Percentage of Total Operating Revenues
			Predecessor
Columbia Gas of Ohio	$48.9	14.4%	$47.6	13.8%
There was no other single customer that accounted for greater than 10% of operating revenues for the three months ended March 31, 2015 and 2014. The loss of a significant portion of operating revenues from this customer would have a material adverse effect on the business of the Partnership.
20.     Subsequent Event
Distribution. On April 29, 2015, the board of directors of MLP GP, the Partnership's general partner, declared an initial prorated quarterly cash distribution for the period February 11, 2015, through March 31, 2015, of $0.0912 per unit, or $9.2 million. This distribution is payable on May 20, 2015, to unit holders of record as of May 13, 2015.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Columbia Pipeline Partners LP

Unless the context otherwise requires, references in this quarterly report on Form 10-Q to the “Predecessor,” “our predecessor,” “we,” “our,” “us” or like terms when used in a context for periods prior to February 11, 2015, refer to the accounting predecessor to Columbia Pipeline Partners LP. References to “Columbia Pipeline Partners,” “we,” “our,” “us” and the “Partnership” or like terms when used in a context for periods subsequent to the IPO or prospectively, refer to Columbia Pipeline Partners LP and its subsidiaries. We refer to our general partner, CPP GP LLC, as our “general partner” and refer to NiSource Inc. and its subsidiaries as “NiSource.”

This discussion and analysis should be read in conjunction with information contained in our accompanying unaudited consolidated and combined interim financial statements and the notes thereto and our combined financial statements and notes thereto included in our 2014 Form 10-K.
Note regarding forward-looking statements
The Management’s Discussion and Analysis of Financial Condition and Results of Operations, including statements regarding market risk sensitive instruments, contains “forward-looking statements,” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements give our current expectations, contain projections of results of operations or of financial condition, or forecasts of future events. Words such as “may,” “assume,” “forecast,” “position,” “predict,” “strategy,” “expect,” “intend,” “plan,” “estimate,” “anticipate,” “believe,” “project,” “budget,” “potential,” or “continue,” and similar expressions are used to identify forward-looking statements. They can be affected by assumptions used or by known or unknown risks or uncertainties. Consequently, no forward-looking statements can be guaranteed. When considering these forward-looking statements, you should keep in mind the risk factors and other cautionary statements in this report. Actual results may vary materially. You are cautioned not to place undue reliance on any forward-looking statements. You should also understand that it is not possible to predict or identify all such factors and should not consider the following list to be a complete statement of all potential risks and uncertainties. Factors that could cause our actual results to differ materially from the results contemplated by such forward-looking statements include:

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Columbia Pipeline Partners LP

•	changes in tax status;

•	the effects of existing and future laws and governmental regulations;

•	the effects of future litigation; and

•	certain factors discussed elsewhere in this report.
Other factors described herein, as well as factors that are unknown or unpredictable, could also have a material adverse effect on future results. Please see Item 1A “Risk Factors” in the Partnership's 2014 Form 10-K and this Form 10-Q. Except as required by applicable securities laws, we do not intend to update these forward-looking statements and information.
Executive Overview
We are a fee-based, growth-oriented Delaware limited partnership formed by NiSource to own, operate and develop a portfolio of pipelines, storage and related midstream assets. We closed our IPO on February 11, 2015 of 53,833,107 common units. Please see Note 2, "Initial Public Offering" in the Notes to Condensed Consolidated and Combined Financial Statements (unaudited) for further discussion. Our business and operations are conducted through Columbia OpCo, a recently formed partnership between CEG and us. Our assets consist of a 15.7% limited partner interest in Columbia OpCo, as well as the non-economic general partner interest in Columbia OpCo. Through our ownership of Columbia OpCo’s general partner, we control all of Columbia OpCo’s assets and operations. As a result, we consolidate Columbia OpCo and CEG's retained interest of 84.3% is recorded as a noncontrolling interest in the Partnership's consolidated financial statements.
Columbia OpCo owns substantially all of the natural gas transmission and storage assets of CEG, including approximately 15,000 miles of strategically located interstate pipelines extending from New York to the Gulf of Mexico and an underground natural gas storage system, with approximately 300 MMDth of working gas capacity, as well as related gathering and processing assets. For the three months ended March 31, 2015, 94% of Columbia OpCo’s revenue, excluding tracker-related revenues, was generated under firm revenue contracts. As of March 31, 2015, these contracts had a weighted average remaining contract life of 5.2 years.
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
Spin-off of Columbia Pipeline Group
On September 26, 2014, the NiSource board of directors approved in principle the spin-off of NiSource’s natural gas pipeline and related businesses through a distribution to NiSource stockholders of all of the outstanding common stock of CPG. The spin-off is expected to occur on July 1, 2015, subject to the satisfaction of various conditions. There is no assurance that the spin-off will in fact occur. In the event the spin-off does occur, CPG will continue to indirectly own our general partner, 84.3% of the limited partner interests in Columbia OpCo and the limited partnership interests in us that are not owned by the public. Even if the spin-off is not consummated, we expect our future involvement with NiSource will be principally conducted through CEG, our sponsor.
Commercial Growth and Expansion
We believe that we are well-positioned to attract volumes to our systems through cost-effective capacity expansions. For example, we have recently completed or we are currently undertaking the following expansions:

•
West Side Expansion (Columbia Gulf-Bi-Directional). Under this project we invested approximately $113 million in system modifications and horsepower to provide a firm backhaul transportation path from the Leach, Kentucky interconnect with Columbia Gas Transmission to Gulf Coast markets on the Columbia Gulf system. This investment will increase capacity up to 540,000 Dth/d to transport Marcellus production originating in West Virginia. The project is supported by long-term firm contracts and was placed in service in the fourth quarter of 2014. The Alexandria Compression portion of Columbia Gulf’s West Side Expansion (approximately $75 million in capital costs) will be placed in service in the third quarter of 2015.

•
Chesapeake LNG. The project involves the investment of approximately $33 million to replace 120,000 Dth/d of existing LNG peak shaving facilities nearing the end of their useful lives. This project is expected to be placed in service in the second quarter of 2015.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
Columbia Pipeline Partners LP

•
Big Pine Expansion. We are investing approximately $65 million to make a connection to the Big Pine pipeline and add compression facilities that will add incremental capacity. The additional approximately 10-mile 20-inch pipeline and compression facilities will support Marcellus shale production in western Pennsylvania. Approximately 50% of the increased capacity generated by the project is supported by a long-term fee-based agreement with a regional producer, with the remaining capacity expected to be sold to other area producers in the near term. We expect the project to be placed in service in the third quarter of 2015.

•
East Side Expansion. We have received FERC authorization to construct facilities, which will provide access for production from the Marcellus shale to the northeastern and mid-Atlantic markets. Supported by long-term firm contracts, the project will add up to 312,000 Dth/d of capacity and is expected to be placed in service in the fourth quarter of 2015. We plan to invest up to approximately $275 million in this project.

•
Washington County Gathering. A large producer has contracted with us to build an approximately 20 mile dry gas gathering system consisting of 8-inch, 12-inch, and 16-inch pipelines, a 20-inch lateral, as well as compression, measurement and dehydration facilities. We expect to invest approximately $120 million beginning in 2014 through 2018 and expect to commence construction in early 2015. The initial wells are expected to come on-line in the third quarter of 2015. The project is supported with minimum volume commitments and further enhances Columbia Midstream’s relationship with a producer that has a large Marcellus acreage position.

•
Kentucky Power Plant Project. We expect to invest approximately $24 million to construct 2.7 miles of 16-inch greenfield pipeline and other facilities to a third-party power plant from Columbia Gas Transmission’s Line P. This project will provide up to 72,000 Dth/d of new firm service, is supported by a long-term firm contract, and will be placed in service in the second quarter of 2016.

•
Utica Access Project. We intend to invest approximately $50 million to construct 4.7 miles of 24-inch greenfield pipeline to provide 205,000 Dth/d of new firm service to allow Utica production access to liquid trading points on our system. This project is expected to be in service in the fourth quarter of 2016. We have secured firm contracts for the full delivery volume.

•
Leach XPress. We finalized agreements for the installation of approximately 124 miles of 36-inch pipeline from Majorsville to the Crawford compressor station (“Crawford CS”) located on the Columbia Gas Transmission system, and 27 miles of 36-inch pipeline from Crawford CS to the McArthur compressor station located on the Columbia Gas Transmission system, and approximately 101,700 horsepower across multiple sites to provide approximately 1.5 MMDth/d of capacity out of the Marcellus and Utica production regions to the Leach compressor station (“Leach CS”) located on the Columbia Gulf system, TCO Pool, and other markets on the Columbia Gas Transmission system. Virtually all of the project’s capacity has been secured with long-term firm contracts. We expect the project to go in service in the fourth quarter of 2017 and will invest approximately $1.4 billion in this project.

•
Rayne XPress. This project would transport approximately 1 MMDth/d of growing southwest Marcellus and Utica production away from constrained production areas to markets and liquid transaction points. Capable of receiving gas from Columbia Gas Transmission’s Leach XPress project, gas would be transported from the Leach, Kentucky interconnect with Columbia Gas Transmission in a southerly direction towards the Rayne compressor station in southern Louisiana to reach various Gulf Coast markets. The project also includes the creation of a new compressor station. We have secured definitive agreements for firm service for the project’s capacity and expect the project to be placed in service in the fourth quarter of 2017. We expect to invest approximately $383 million on the Rayne XPress project to modify existing facilities and to add new compression.

•
Cameron Access Project. We are investing approximately $310 million in an 800,000 Dth/d expansion of the Columbia Gulf system through improvements to existing pipeline and compression facilities, a new state-of-the-art compressor station near Lake Arthur, Louisiana, and the installation of a new 26-mile pipeline in Cameron Parish to provide for a direct connection to the Cameron LNG Terminal. We expect the project to be placed in service in the first quarter of 2018 and have secured long-term firm contracts for approximately 90% of the increased volumes.

•
WB XPress. We expect to invest approximately $850 million in this project to expand the WB system through looping and added compression in order to transport approximately 1.3 MMDth/d of Marcellus Shale production on the Columbia

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
Columbia Pipeline Partners LP

Gas Transmission system to pipeline interconnects and East Coast markets, which includes access to the Cove Point LNG terminal. We expect this project to be placed in service in the fourth quarter of 2018.
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
Items Affecting Comparability of our Financial Results
The historical financial results discussed below may not be comparable to our future financial results for the following reasons:

•
For periods prior to the closing of the IPO on February 11, 2015, the financial statements included in this quarterly report were derived from the financial statements and accounting records of the Predecessor. The Predecessor’s results of operations historically included revenues and expenses relating to 100% of NiSource’s Columbia Pipeline Group reportable segment. NiSource did not contribute Crossroads Pipeline Company, Columbia Pipeline Group Services Company and Central Kentucky Transmission Company to Columbia OpCo. Such assets were historically included in NiSource’s Columbia Pipeline Group reportable segment, but constituted an immaterial impact on the Predecessor’s results of operations. CNS Microwave is not included in the Predecessor but was contributed to Columbia OpCo.

•
We own a 15.7% interest in Columbia OpCo rather than the 100% ownership reflected as part of the Predecessor’s historical financial results. We control Columbia OpCo through our ownership of its general partner. Our historical financial statements consolidate all of Columbia OpCo’s financial results with ours in accordance with GAAP. Consequently, our consolidated financial statements subsequent to the IPO on February 11, 2015 include Columbia OpCo as a consolidated subsidiary, and CEG’s 84.3% interest is reflected as a noncontrolling interest.

•
We expect that we will incur incremental annual general and administrative expenses as a result of operating as a publicly traded partnership. These incremental general and administrative expenses are not reflected in the Predecessor’s financial results and consist of expenses that we expect to incur as a result of operating as a publicly traded partnership.

•
Upon the closing of the IPO, short-term borrowings – affiliated and a portion of the long-term debt—affiliated (including current portion of long-term debt – affiliated) have been transferred to an affiliate of NiSource and the related interest expense is no longer being incurred.

•
We are a limited partnership treated as a partnership for U.S. federal income tax purposes and, therefore, are not liable for entity-level federal income taxes. We are subject to state and local income taxes in certain jurisdictions. The Predecessor’s tax expense was determined on a separate return basis. Accordingly, we expect our tax expense to be significantly reduced subsequent to the IPO as compared to that of the Predecessor.

•
We have entered into a $500 million revolving credit facility. We will incur interest expense at customary short-term interest rates. As of March 31, 2015, the Partnership had no borrowings and issued no letters of credit under the revolving credit facility.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
Columbia Pipeline Partners LP

Results of Operations
Quarter Ended March 31, 2015
The following schedule presents the Partnership's historical consolidated and combined key operating and financial metrics.

	Three Months Ended March 31,
(in millions)	2015	2014
		Predecessor
Operating Revenues
Transportation revenues	$247.9	$246.9
Transportation revenues-affiliated	28.7	28.6
Storage revenues	36.6	36.3
Storage revenues-affiliated	13.3	13.7
Other revenues	12.7	20.0
Total Operating Revenues	339.2	345.5
Operating Expenses
Operation and maintenance	110.0	137.8
Operation and maintenance-affiliated	36.1	28.3
Depreciation and amortization	32.3	29.7
Gain on sale of assets	(5.3)	(17.5)
Property and other taxes	19.0	18.5
Total Operating Expenses	192.1	196.8
Equity Earnings in Unconsolidated Affiliates	14.9	9.8
Operating Income	162.0	158.5
Other Income (Deductions)
Interest expense-affiliated	(11.4)	(12.1)
Other, net	4.3	1.8
Total Other Deductions, net	(7.1)	(10.3)
Income before Income Taxes	154.9	148.2
Income Taxes	23.7	55.7
Net Income	$131.2	$92.5
Throughput (MMDth)
Columbia Gas Transmission	497.3	465.9
Columbia Gulf	145.7	184.9
Total	643.0	650.8

Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014
Operating Revenues. Operating revenues were $339.2 million for the first quarter of 2015, a decrease of $6.3 million from the same period in 2014. The decrease in operating revenues was due primarily to decreased revenue of $27.4 million attributable to recovery of operating costs under certain regulatory tracker mechanisms, which are offset in expense, and decreased mineral rights royalty revenue of $1.8 million. These decreases were partially offset by increased revenue of $29.2 million primarily from the CCRM, the West Side Expansion and Warren County projects and other new contracts.
Operating Expenses. Operating expenses were $192.1 million for the first quarter of 2015, a decrease of $4.7 million from the same period in 2014. The decrease in operating expenses was primarily due to $27.4 million of decreased operating costs under certain regulatory tracker mechanisms, which are offset in operating revenues. This decrease was partially offset by a reduction in the gain on the sale of assets of $12.2 million primarily resulting from decreased gains on conveyances of mineral interests, as well as higher employee and administrative expenses of $7.6 million, increased depreciation of $2.8 million and higher outside service costs of $2.0 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
Columbia Pipeline Partners LP

Equity Earnings in Unconsolidated Affiliates. Equity earnings in unconsolidated affiliates were $14.9 million for the first quarter of 2015, an increase of $5.1 million from the same period in 2014. Equity earnings increased primarily due to new compression assets being placed into service at Millennium Pipeline and the Pennant Joint Venture going fully in-service.
Other Income (Deductions). Other income (deductions) in the first quarter of 2015 reduced income by $7.1 million compared to a reduction in income of $10.3 million in the same period in 2014. The decrease was primarily due to an increase in the equity portion of AFUDC.
Income Taxes. The effective income tax rates were 15.3% and 37.6% in the first quarter of 2015 and 2014, respectively. The change in the overall effective tax rates between 2015 and 2014 was primarily due to the effects of tax credits, state income taxes, utility rate making, other permanent book-to-tax differences, and post-IPO income that is not subject to income tax at the partnership level.
Throughput. Throughput for the Columbia Pipeline Group Operations segment totaled 643.0 MMDth for the first quarter of 2015, compared to 650.8 MMDth for the same period in 2014. The decrease of 7.8 MMDth is primarily due to lower demand at third-party interconnects in the Southeast region of the United States partially offset by increased Marcellus and Utica natural gas production in the Northeast.

Non-GAAP Financial Measures
Adjusted EBITDA and Partnership Distributable Cash Flow
We define Adjusted EBITDA as net income before interest expense, income taxes, and depreciation and amortization, plus distributions of earnings received from equity investees, less equity earnings in unconsolidated affiliates and other, net. We define Partnership Distributable Cash Flow as Adjusted EBITDA less net cash interest expense, maintenance capital expenditures, gain on sale of assets and distributable cash flow attributable to noncontrolling interest plus proceeds from gain on sale of assets and any other known differences between cash and income.
Adjusted EBITDA and Partnership Distributable Cash Flow are non-GAAP supplemental financial measures that management and external users of our financial statements, such as industry analysts, investors, lenders and rating agencies, may use to assess the viability of acquisitions and other capital expenditure projects and the returns on investment of various investment opportunities.
We believe that the presentations of Adjusted EBITDA and Partnership Distributable Cash Flow will provide useful information to investors in assessing our financial condition and results of operations. The GAAP measures most directly comparable to Adjusted EBITDA and Partnership Distributable Cash Flow are Net Income and Net Cash Flows from Operating Activities. Our non-GAAP financial measures of Adjusted EBITDA and Partnership Distributable Cash Flow should not be considered as an alternative to GAAP net income or net cash flows from operating activities. Adjusted EBITDA and Partnership Distributable Cash Flow have important limitations as analytical tools because they exclude some but not all items that affect net income and net cash flows from operating activities. You should not consider Adjusted EBITDA or Partnership Distributable Cash Flow in isolation or as a substitute for analysis of our results as reported under GAAP. Because Adjusted EBITDA or Partnership Distributable Cash Flow may be defined differently by other companies in our industry, our definitions of Adjusted EBITDA or Partnership Distributable Cash Flow may not be comparable to similarly titled measures of other companies, thereby diminishing their utility.
The following tables present a reconciliation of Adjusted EBITDA and Partnership Distributable Cash Flow to the most directly comparable GAAP financial measures, on a historical basis for each of the periods indicated.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
Columbia Pipeline Partners LP

	Three Months Ended March 31,
(in millions)	2015	2014
		Predecessor
Net Income	$131.2	$92.5
Add:
Interest expense-affiliated	11.4	12.1
Income taxes	23.7	55.7
Depreciation and amortization	32.3	29.7
Distributions of earnings received from equity investees	18.3	7.6
Less:
Equity earnings in unconsolidated affiliates	14.9	9.8
Other, net	4.3	1.8
Adjusted EBITDA	$197.7	$186.0
Less:
Adjusted EBITDA attributable to Predecessor prior to IPO	79.4
Adjusted EBITDA attributable to noncontrolling interest in Columbia OpCo subsequent to IPO	100.1
Adjusted EBITDA attributable to Partnership subsequent to IPO	$18.2

Net Cash Flows from Operating Activities	$173.7	$202.5
Interest expense-affiliated	11.4	12.1
Current taxes	13.2	26.8
Other adjustments to operating cash flows	(2.9)	15.6
Changes in assets and liabilities	2.3	(71.0)
Adjusted EBITDA	$197.7	$186.0
Less:
Adjusted EBITDA attributable to Predecessor prior to IPO	79.4
Adjusted EBITDA attributable to noncontrolling interest in Columbia OpCo subsequent to IPO	100.1
Adjusted EBITDA attributable to Partnership subsequent to IPO	18.2

Adjusted EBITDA	$197.7
Less:
Cash interest, net	11.4
Maintenance capital expenditures	20.6
Gain on sale of assets	5.3
Distributable cash flow attributable to Predecessor prior to IPO	67.8
Distributable cash flow attributable to noncontrolling interest subsequent to IPO	89.0
Add:
Proceeds from sales of assets	10.2
Non-recurring capital costs related to spin-off	2.1
Partnership Distributable Cash Flow	$15.9

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
Columbia Pipeline Partners LP

Liquidity and Capital Resources
Our principal liquidity requirements are to finance our operations, fund capital expenditures and acquire additional interests in Columbia OpCo, make cash distributions and satisfy our indebtedness obligations. Our ability to meet these liquidity requirements will depend on our ability to generate cash in the future. Historically, our sources of liquidity included cash generated from operations and intercompany loans from NiSource Finance, a wholly owned subsidiary of NiSource. We also participated in NiSource’s money pool administered by NiSource Corporate Services, whereby on a daily basis cash balances residing in our bank accounts are swept into a NiSource corporate account. Therefore, our historical financial statements reflect little or no cash balances.
In connection with our IPO, we established separate bank accounts, but CEG or its affiliates continue to provide treasury services on our general partner’s behalf under our omnibus agreement. Unlike our transactions with third parties, which ultimately settle in cash, our affiliate transactions are settled on a net basis through an intercompany receivable/payable with affiliates. Due to capital expenditures funded in this manner, these balances accumulated over time to reflect a net payable to NiSource. In connection with our IPO, CEG assumed the liability for approximately $1.2 billion of intercompany debt owed to NiSource Finance by certain subsidiaries in the Columbia Pipeline Group Operations segment, and NiSource Finance novated the $1.2 billion of intercompany debt from the subsidiaries to CEG.
Subsequent to our IPO, our sources of liquidity include:

•	cash generated from our operations;

•	$500 million available for borrowing under our credit facility;

•	cash distributions received from Columbia OpCo;

•	issuances of additional partnership units;

•	debt offerings;

•
$750 million of reserved borrowing capacity under an intercompany money pool initially with NiSource Finance, and following the spin-off with CPG, in which Columbia OpCo and its subsidiaries are participants; and

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
All of our cash will be generated from cash distributions from Columbia OpCo. Columbia OpCo will be a restricted subsidiary and a guarantor under our credit facility and the CPG credit facility. In connection with the spin-off, CPG expects to issue a significant amount of new senior indebtedness. Under the omnibus agreement, at CPG’s request Columbia OpCo will guarantee future indebtedness of CPG. To the extent that Columbia OpCo is required to guarantee such indebtedness, Columbia OpCo could be subject to significant restrictions on Columbia OpCo’s operations which, in turn, may limit its ability to finance future business opportunities and make cash distributions to us. Please see our 2014 Form 10-K, Item 1A: Risk Factors, “Risk Factors-Risks Inherent in Our Business-Columbia OpCo will be a restricted subsidiary and a guarantor under CPG’s credit facility and, if requested by CPG, will guarantee future CPG indebtedness. Such indebtedness could limit Columbia OpCo’s ability to take certain actions, including incurring indebtedness, making acquisitions and capital expenditures and making distributions to us, which could adversely affect our business, financial condition, results of operations, ability to make distributions to unitholders and value of our common units.”

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
Columbia Pipeline Partners LP

Cash Flow. Net cash from operating activities, net cash used for investing activities and net cash from (used for) financing activities for the three months ended March 31, 2015 and 2014, were as follows:

	Three Months Ended March 31,
(in millions)	2015	2014
Net cash from operating activities	$173.7	$202.5
Net cash used for investing activities	(854.5)	(162.7)
Net cash from (used for) finance activities	687.5	(39.9)
Operating Activities
Net cash from operating activities for the three months ended March 31, 2015 was $173.7 million, a decrease of $28.8 million compared to the three months ended March 31, 2014. The decrease in net cash from operating activities was primarily attributable to a decrease in customer deposits related to growth projects of $75.6 million.
Pension and Other Postretirement Plan Funding. The Partnership does not expect to make any material contributions to its pension plans and expects to make contributions of approximately $9.9 million to its postretirement medical and life plans in 2015. For the three months ended March 31, 2015, the Partnership had no contributions to its pension plans and contributed $2.6 million to its other postretirement medical and life plans.
Investing Activities
Capital expenditures for the three months ended March 31, 2015 were $163.9 million, compared to $133.4 million for the comparable period in 2014. This increased spending is mainly due to higher spending on various growth projects primarily in the Marcellus and Utica Shale areas and for expenditures under the modernization program. The Partnership projects 2015 capital expenditures to be approximately $1.1 billion.
Short-term lendings-affiliated decreased $698.3 million primarily as a result of investing net proceeds from the IPO into the money pool.
Contributions to equity investees decreased $32.3 million primarily due to no contributions being made during the first quarter of 2015. During the three months ended March 31, 2014, the Predecessor contributed $28.4 million and $2.6 million to Pennant and Millennium Pipeline, respectively.

Financing Activities
Net cash from financing activities for the three months ended March 31, 2015 were $687.5 million, an increase of $727.4 million compared to the three months ended March 31, 2014. The increase in net cash from financing activities was primarily due to net proceeds of the IPO of $1,168.4 million offset by the $500.0 million return of pre-formation capital expenditures to CEG. Refer to Note 2, “Initial Public Offering,” in the Notes to Consolidated and Combined Financial Statements (unaudited) for more information.
Columbia Pipeline Partners LP Credit Agreement. On December 5, 2014, the Partnership entered into a $500 million senior revolving credit facility, of which $50 million in letters of credit is available. The credit facility is available for general partnership purposes, including working capital and capital expenditures, including the funding of capital calls.
Our obligations under the revolving credit facility are unsecured, however, if the credit rating of CPG at the time of the spin-off is not BB+ or better and Ba1 or better, then we may be required to post collateral to secure our obligations under the revolving credit facility. The loans thereunder bear interest at our option at either (i) the greatest of (a) the federal funds effective rate plus 0.50 percent, (b) the reference prime rate of Wells Fargo Bank, National Association or (c) the Eurodollar rate which is based on the London Interbank Offered Rate (“LIBOR”), plus 1.00 percent, each of which is subject to a margin that varies from 0.000 percent to 0.650 percent per annum, according to the credit rating of NiSource, as long as NiSource remains a guarantor of the revolving credit facility, or to the credit rating of CPG, once NiSource is released as a guarantor from our revolving credit facility, or (ii) the Eurodollar rate plus a margin that varies from 1.000 percent to 1.650 percent per annum, according to the credit rating

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
Columbia Pipeline Partners LP

of NiSource, as long as NiSource remains a guarantor of the revolving credit facility, or to the credit rating of CPG, once NiSource is released as a guarantor from our revolving credit facility. The revolving credit facility is subject to a facility fee that varies from 0.125 percent to 0.350 percent per annum, according to the credit rating of NiSource, as long as NiSource remains a guarantor of the revolving credit facility, or to the credit rating of CPG, once NiSource is released as a guarantor from our revolving credit facility.
The revolving indebtedness under the credit facility ranks equally with all our outstanding unsecured and unsubordinated debt. NiSource, CPG, CEG, OpCo GP and Columbia OpCo each fully guarantee the credit facility, except that NiSource will be released from its guarantee upon receipt by CPG of a rating by Moody’s and S&P.
The revolving credit facility was executed on December 5, 2014 but did not become effective until the closing of our IPO. Additionally, our revolving credit facility contains various covenants and restrictive provisions which, among other things, limit our ability and our restricted subsidiaries’ ability to incur additional indebtedness, guarantees and/or liens; consolidate, merge or transfer all or substantially all of our assets; make certain investments or restricted payments; modify certain material agreements; engage in certain types of transactions with affiliates; dispose of assets; and prepay certain indebtedness; each of which is subject to customary and usual exceptions and baskets, including an exception to the limitation on restricted payments for distributions of available cash, as permitted by our organizational documents. If we fail to perform our obligations under these and other covenants, the revolving credit commitment could be terminated and any outstanding borrowings, together with accrued interest, under the revolving credit facility could be declared immediately due and payable. Our revolving credit facility also contains customary events of default, including cross default provisions that apply to any other indebtedness we may have with an outstanding principal amount in excess of $50 million.
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
Columbia OpCo Money Pool Agreement and CPG Credit Agreement. In connection with the closing of our IPO, Columbia OpCo and its subsidiaries entered into an intercompany money pool agreement initially with NiSource Finance and, following the spin-off, with CPG with $750 million of reserved borrowing capacity. The money pool is available for its general partnership purposes, including capital expenditures and working capital.
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
CPG’s revolving credit facility was executed on December 5, 2014 but will not become effective until the completion of the spin-off. Additionally, as a guarantor and restricted subsidiary, Columbia OpCo is subject to various customary covenants and restrictive provisions which, among other things, limit CPG’s and its restricted subsidiaries’ ability to incur additional indebtedness, guarantees and/or liens; consolidate, merge or transfer all or substantially all of their assets; make certain investments or restricted payments; modify certain material agreements; engage in certain types of transactions with affiliates; dispose of assets; and prepay certain indebtedness; each of which is subject to customary and usual exceptions and baskets, including an exception to the limitation on

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
Columbia Pipeline Partners LP

restricted payments for distributions of available cash, as permitted by their organizational documents. If Columbia OpCo fails to perform its obligations under these and other covenants, it could adversely affect Columbia OpCo’s ability to finance future business opportunities and make cash distributions to us. CPG’s revolving credit facility also contains customary events of default, including cross default provisions that apply to any other indebtedness CPG may have with an outstanding principal amount in excess of $50 million.
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

Contractual Obligations. At the closing of the offering, CEG assumed the liability for $1.2 billion of short-term and long-term intercompany debt owed to NiSource Finance by certain subsidiaries of the Predecessor and NiSource Finance novated the $1.2 billion of intercompany debt from the subsidiaries to CEG. The remaining long-term debt-affiliated as of March 31, 2015, is comprised of the long-term note originating on December 9, 2013. Refer to Note 5, "Transactions with Affiliates" in the Notes to Consolidated and Combined Financial Statements (unaudited) for more information.

The table below summarizes the long-term debt obligation as of March 31, 2015:

(in millions)	Total	2015	2016	2017	2018	2019	After
Long-term debt-affiliated	$630.9	$—	$630.9	$—	$—	$—	$—
Interest payments on long-term debt	61.6	23.9	37.7	—	—	—	—
Total contractual obligations	$692.5	$23.9	$668.6	$—	$—	$—	$—
There were no material changes during the three months ended March 31, 2015 to the Partnership’s pipeline transportation capacity agreements and operating lease contractual obligations as of December 31, 2014.
Off Balance Sheet Arrangements
We do not have any off balance sheet arrangements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
Columbia Pipeline Partners LP

Other Information

Critical Accounting Policies
Our critical accounting policies are disclosed in the "Critical Accounting Policies" section of our 2014 Form 10-K. There were no significant changes to critical accounting policies for the period ended March 31, 2015.
Recently Issued Accounting Pronouncements
In April 2015, the FASB issued ASU 2015-05, Intangibles - Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer's Accounting for Fees Paid in a Cloud Computing Arrangement. ASU 2015-05 clarifies guidance on determining whether a cloud computing arrangement contains a software license that should be accounted for as internal-use software. The Partnership is required to adopt ASU 2015-05 for periods beginning after December 15, 2015, including interim periods, and the guidance is permitted to be applied either (1) prospectively to all agreements entered into or materially modified after the effective date or (2) retrospectively, with early adoption permitted. The Partnership is currently evaluating the impact the adoption of ASU 2015-05 will have on the Condensed Consolidated and Combined Financial Statements (unaudited) or Notes to Condensed Consolidated and Combined Financial Statements (unaudited).

In April 2015, the FASB issued ASU 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. ASU 2015-03 changes the way entities present debt issuance costs in financial statements by presenting issuance costs on the balance sheet as a direct deduction from the related liability rather than as a deferred charge. Amortization of these costs will continue to be reported as interest expense. The Partnership is required to adopt ASU 2015-03 for periods beginning after December 15, 2015, including interim periods, and the guidance is to be applied retrospectively with early adoption permitted. The Partnership is currently evaluating the impact the adoption of ASU 2015-03 will have on the Condensed Consolidated and Combined Financial Statements (unaudited) or Notes to Condensed Consolidated and Combined Financial Statements (unaudited).

In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis. ASU 2015-02 amends consolidation guidance by including changes to the variable and voting interest models used by entities to evaluate whether an entity should be consolidated. The Partnership is required to adopt ASU 2015-02 for periods beginning after December 15, 2015, including interim periods, and the guidance is to be applied retrospectively or using a modified retrospective approach, with early adoption permitted. The Partnership is currently evaluating the impact the adoption of ASU 2015-02 will have on the Condensed Consolidated and Combined Financial Statements (unaudited) or Notes to Condensed Consolidated and Combined Financial Statements (unaudited).

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Columbia Pipeline Partners LP

Market Risk Disclosures
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
Interest Rate Risk. We are exposed to interest rate risk as a result of changes in interest rates on borrowings under its intercompany term loans, which have fixed and variable interest rates. The Partnership entered into a variable interest term loan with NiSource Finance which carries an interest rate of prime plus 150 basis points. As of March 31, 2015, the outstanding balance on this term loan was $630.9 million. An increase or decrease of 100 basis points in interest rate would result in $6.3 million change in annual interest expense. We monitor market debt rates to identify the need to mitigate this risk.
Credit Risk. Due to the nature of the industry, credit risk is embedded in our business activities. Our extension of credit is governed by NiSource’s Corporate Credit Risk Policy. In addition, NiSource’s Risk Management Committee guidelines are in place which document management approval levels for credit limits, evaluation of creditworthiness, and credit risk mitigation efforts. Exposures to credit risks are monitored by NiSource’s Corporate Credit Risk function which is independent of operations. Credit risk arises due to the possibility that a customer, supplier or counterparty will not be able or willing to fulfill its obligations on a transaction on or before the settlement date. Exposure to credit risk is measured in terms of current obligations net of any posted collateral such as cash, letters of credit and qualified guarantees of support. Following the spin-off we anticipate adopting policies and guidelines similar to the NiSource Corporate Credit Risk Policy and the NiSource Risk Management Committee guidelines.

ITEM 4. CONTROLS AND PROCEDURES
Columbia Pipeline Partners LP

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

Changes in Internal Controls
There have been no changes in the Partnership's internal control over financial reporting during the fiscal quarter covered by this report that have materially affected, or is reasonably likely to materially affect, the Partnership's internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS
Columbia Pipeline Partners LP

On March 6, 2015, Columbia Gas Transmission and Pike County Conservation District executed a Consent Assessment of Civil Penalty to resolve the NOV issued on August 29, 2014 alleging violations of the Pennsylvania Clean Streams Law and Columbia Gas Transmission’s Erosion and Sediment Control General Permit in connection with Columbia Gas Transmission’s Line 1278 Replacement Project. Columbia Gas Transmission paid $171,500 on March 13, 2015 to resolve the allegations of the NOV.
Additionally, please see Note 15 (“Other Commitments and Contingencies”) to Part I, Item I of this report, which is incorporated by reference into the Part II, Item 1, for a description of the litigation, legal and administrative proceedings and environmental matters.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors previously disclosed in our 2014 Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS
Columbia Pipeline Partners LP

(3.1)
Certificate of Limited Partnership of NiSource Energy Partners, L.P. (Incorporated by reference to Exhibit 3.1 of the Partnership’s Registration Statement on Form S-1 (File No. 333-198990) filed on September 29, 2014).

(3.2)
Certificate of Amendment to Certificate of Limited Partnership of NiSource Energy Partners, L.P. (Incorporated by reference to Exhibit 3.2 of the Partnership’s Registration Statement on Form S-1 (File No. 333-198990) filed on November 12, 2014).

(3.3)
First Amended and Restated Agreement of Limited Partnership of Columbia Pipeline Partners LP, dated as of February 11, 2015 (Incorporated by reference to Exhibit 3.1 to the Partnership’s Form 8-K (File No. 001-36835) filed on February 11, 2015).

(4.1)
Registration Rights Agreement, dated as of February 11, 2015, by and between Columbia Pipeline Partners LP and Columbia Energy Group (Incorporated by reference to Exhibit 4.1 to the Partnership’s Form 8-K (File No. 001-36835) filed on February 11, 2015).

(10.1)
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

(10.2)
Omnibus Agreement, dated as of February 11, 2015, by and among Columbia Energy Group, CPP GP LLC, Columbia Pipeline Group, Inc. and Columbia Pipeline Partners LP (Incorporated by reference to Exhibit 10.2 to the Partnership’s Form 8-K (File No. 001-36835) filed on February 11, 2015).

(10.3)	Columbia Pipeline Partners LP Long Term Incentive Plan (Incorporated by reference to Exhibit 4.4 to the Partnership’s Form S-8 (File No. 333-202021) filed on February 11, 2015).

(10.4)
Service Agreement, dated as of February 11, 2015, by and between Columbia Pipeline Partners LP, its subsidiaries, affiliates and associates and Columbia Pipeline Group Services Company (Incorporated by reference to Exhibit 10.3 to the Partnership’s Form 8-K (File No. 001-36835) filed on February 11, 2015).

(10.5)
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

(10.6)
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

(10.7)
Tax Sharing Agreement, dated as of February 11, 2015, by and among NiSource Inc., Columbia Pipeline Partners LP and CPG OpCo LP (Incorporated by reference to Exhibit 10.4 to the Partnership’s Form 8-K (File No. 001-36835) filed on February 11, 2015).

(10.8)
Trademark License Agreement, dated as of February 11, 2015, by and between NiSource Corporate Services Company and Columbia Pipeline Group Services Company (Incorporated by reference to Exhibit 10.8 to the Partnership’s Form 10-K (File No. 001-36835) filed on February 18, 2015).

(10.9)
Amended and Restated Agreement of Limited Partnership of CPG OpCo LP, dated as of February 11, 2015, (Incorporated by reference to Exhibit 10.5 to the Partnership’s Form 8-K (File No. 3001-36835) filed on February 11, 2015).

(10.10)	Form of Columbia Pipeline Partners LP Phantom Unit Agreement (Incorporated by reference to Exhibit 4.5 to the Partnership’s Form S-8 (File No. 333-202021) filed on February 11, 2015).

(31.1)	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

(31.2)	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

(32.1)	Certification of Chief Executive Officer, pursuant to 18. U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

(32.2)	Certification of Chief Financial Officer, pursuant to 18. U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

(101.INS)	XBRL Instance Document

(101.SCH)	XBRL Schema Document

(101.CAL)	XBRL Calculation Linkbase Document

(101.LAB)	XBRL Labels Linkbase Document

(101.PRE)	XBRL Presentation Linkbase Document

(101.DEF)	XBRL Definition Linkbase Document

SIGNATURE
Columbia Pipeline Partners LP
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Columbia Pipeline Partners LP
(Registrant)

		By:	CPP GP LLC, its general partner

Date:	April 30, 2015	By:	/s/ Stephen P. Smith
Stephen P. Smith
Director, Chief Financial Officer and Chief Accounting Officer (Principal Financial and Principal Accounting Officer)