Form 10-Q
period 2015-06-30
Columbia Pipeline Partners LP
filed 2015-08-03
CIK 1420783

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
or
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
Yes☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)
Yes ☑    No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐                    Accelerated filer ☐
Non-accelerated filer ☑                      Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐    No ☑

At July 27, 2015, there were 53,834,784 Common Units and 46,811,398 Subordinated Units outstanding.

COLUMBIA PIPELINE PARTNERS LP
FORM 10-Q QUARTERLY REPORT
FOR THE QUARTER ENDED JUNE 30, 2015

Columbia Pipeline Partners LP

DEFINED TERMS The following is a list of frequently used abbreviations or acronyms that are found in this report:

Affiliates and Subsidiaries of Columbia Pipeline Partners LP
CEG	Columbia Energy Group
CEVCO	Columbia Energy Ventures, LLC
CNS Microwave	CNS Microwave, LLC
Columbia Gas Transmission	Columbia Gas Transmission, LLC
Columbia Gulf	Columbia Gulf Transmission, LLC
Columbia Midstream	Columbia Midstream Group, LLC
Columbia OpCo	CPG OpCo LP
CPG	Columbia Pipeline Group, Inc.
Hardy Storage	Hardy Storage Company, LLC
Millennium Pipeline	Millennium Pipeline Company, L.L.C.
MLP GP	CPP GP LLC
NiSource	NiSource Inc.
NiSource Corporate Services	NiSource Corporate Services Company
NiSource Finance	NiSource Finance Corp.
Pennant	Pennant Midstream, LLC
OpCo GP	CPG OpCo GP LLC

Abbreviations
AFUDC
Allowance for funds used during construction, is the method prescribed by the FERC for inclusion in our tariff rates as reimbursement for the cost of financing construction projects with investor capital and borrowed funds until a project is placed into operation

ASU	Accounting Standards Update
CAA	Clean Air Act
CCRM	Capital Cost Recovery Mechanism
condensate	A natural gas liquid with a low vapor pressure, mainly composed of propane, butane, pentane and heavier hydrocarbon functions
Dth/d	Dekatherms per day
EPA	United States Environmental Protection Agency
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
GAAP	Generally Accepted Accounting Principles
IPO	Initial public offering of Columbia Pipeline Partners LP, which was completed on February 11, 2015
LDC	Local distribution companies are involved in the delivery of natural gas to consumers within a specific geographic area.
LNG	Natural gas that has been cooled to minus 161 degrees Celsius for transportation, typically by ship. The cooling process reduces the volume of natural gas by 600 times
MMDth	One million Dekatherms
MMDth/d	One million Dekatherms per day
NAAQS	National Ambient Air Quality Standards
NGA	Natural Gas Act of 1938

Columbia Pipeline Partners LP

DEFINED TERMS (continued)

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

NOV	Notice of Violation
OCI	Other Comprehensive Income (Loss)
ppb	Parts per billion
throughput	The volume of natural gas transported or passing through a pipeline, plant, terminal or other facility during a particular period

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
Columbia Pipeline Partners LP Condensed Consolidated and Combined Balance Sheets (unaudited)

(in millions)	June 30, 2015	December 31, 2014
		Predecessor
ASSETS
Current Assets
Cash and cash equivalents	$136.1	$0.5
Accounts receivable (less reserve of $0.3 and $0.3, respectively)	123.5	149.3
Accounts receivable-affiliated	656.7	153.8
Materials and supplies, at average cost	28.2	24.9
Exchange gas receivable	24.8	34.8
Regulatory assets	5.3	6.1
Deferred property taxes	32.3	48.9
Deferred income taxes	—	24.6
Prepayments and other	10.1	14.8
Total Current Assets	1,017.0	457.7
Investments
Unconsolidated affiliates	443.5	444.3
Other investments	5.6	6.2
Total Investments	449.1	450.5
Property, Plant and Equipment
Property, plant and equipment	8,394.7	7,931.6
Accumulated depreciation and amortization	(2,968.1)	(2,971.4)
Net Property, Plant and Equipment	5,426.6	4,960.2
Other Noncurrent Assets
Regulatory assets	125.1	151.9
Goodwill	1,975.5	1,975.5
Postretirement and postemployment benefits assets	117.0	102.7
Deferred charges and other	10.8	9.0
Total Other Noncurrent Assets	2,228.4	2,239.1
Total Assets	$9,121.1	$8,107.5

The accompanying Notes to Condensed Consolidated and Combined Financial Statements (unaudited) are an integral part of these statements.

ITEM 1. FINANCIAL STATEMENTS (continued)

Columbia Pipeline Partners LP Condensed Consolidated and Combined Balance Sheets (unaudited) (continued)

(in millions, except unit amounts)	June 30, 2015	December 31, 2014
		Predecessor
LIABILITIES AND EQUITY
Current Liabilities
Current portion of long-term debt-affiliated	$—	$115.9
Short-term borrowings	20.0	—
Short-term borrowings-affiliated	67.1	247.3
Accounts payable	66.0	56.1
Accounts payable-affiliated	41.5	49.9
Customer deposits	41.6	13.4
Taxes accrued	78.3	106.9
Exchange gas payable	24.4	34.7
Deferred revenue	13.7	22.2
Regulatory liabilities	9.0	1.3
Legal and environmental	1.6	1.5
Accrued capital expenditures	146.3	61.1
Other accruals	65.8	67.4
Total Current Liabilities	575.3	777.7
Noncurrent Liabilities
Long-term debt-affiliated	630.9	1,472.8
Deferred income taxes	1.0	1,239.0
Accrued liability for postretirement and postemployment benefits	37.4	44.7
Regulatory liabilities	292.0	294.3
Asset retirement obligations	23.8	23.2
Other noncurrent liabilities	57.6	84.5
Total Noncurrent Liabilities	1,042.7	3,158.5
Total Liabilities	1,618.0	3,936.2
Commitments and Contingencies (Refer to Note 15)
Equity and Partners' Capital
Net parent investment	—	4,188.0
Accumulated other comprehensive loss	(4.1)	(16.7)
Common unitholders-public (53,834,784 units issued and outstanding)	952.7	—
Subordinated unitholders-CEG (46,811,398 units issued and outstanding)	299.0	—
Total Columbia Pipeline Partners LP partners' equity and capital	1,247.6	4,171.3
Noncontrolling Interest in Columbia OpCo	6,255.5	—
Total Equity and Partners' Capital	7,503.1	4,171.3
Total Liabilities and Equity and Partners' Capital	$9,121.1	$8,107.5
The accompanying Notes to Condensed Consolidated and Combined Financial Statements (unaudited) are an integral part of these statements.

ITEM 1. FINANCIAL STATEMENTS (continued)

Columbia Pipeline Partners LP
Condensed Statements of Consolidated and Combined Operations (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per unit amounts)	2015	2014	2015	2014
		Predecessor		Predecessor
Operating Revenues
Transportation revenues	$237.3	$260.5	$485.2	$507.4
Transportation revenues-affiliated	18.4	18.9	47.1	47.5
Storage revenues	36.2	36.0	72.8	72.3
Storage revenues-affiliated	12.9	13.2	26.2	26.9
Other revenues	10.8	14.8	23.5	34.8
Total Operating Revenues	315.6	343.4	654.8	688.9
Operating Expenses
Operation and maintenance	138.0	176.1	248.0	313.9
Operation and maintenance-affiliated	38.6	29.5	74.7	57.8
Depreciation and amortization	33.0	28.8	65.3	58.5
Gain on sale of assets	(8.3)	(0.3)	(13.6)	(17.8)
Property and other taxes	19.1	17.2	38.1	35.7
Total Operating Expenses	220.4	251.3	412.5	448.1
Equity Earnings in Unconsolidated Affiliates	14.0	11.1	28.9	20.9
Operating Income	109.2	103.2	271.2	261.7
Other Income (Deductions)
Interest expense-affiliated	(6.3)	(12.6)	(17.7)	(24.7)
Other, net	4.9	2.6	9.2	4.4
Total Other Deductions, net	(1.4)	(10.0)	(8.5)	(20.3)
Income before Income Taxes	107.8	93.2	262.7	241.4
Income Taxes	—	34.2	23.7	89.9
Net Income	107.8	$59.0	239.0	$151.5
Less: Predecessor net income prior to IPO on February 11, 2015	—		42.7
Net income subsequent to IPO	107.8		196.3
Less: Net income attributable to noncontrolling interest in Columbia OpCo subsequent to IPO	91.5		166.7
Net income attributable to limited partners subsequent to IPO	$16.3		$29.6
Net income attributable to partners' ownership interest subsequent to IPO per limited partner unit (basic and diluted)
Common units	$0.17		$0.30
Subordinated units	0.16		0.29
Weighted average limited partner units outstanding (basic and diluted)
Common units	53.8		53.8
Subordinated units	46.8		46.8
The accompanying Notes to Condensed Consolidated and Combined Financial Statements (unaudited) are an integral part of these statements.

ITEM 1. FINANCIAL STATEMENTS (continued)

Columbia Pipeline Partners LP
Condensed Statements of Consolidated and Combined Comprehensive Income (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, net of taxes for periods prior to IPO)	2015	2014	2015	2014
		Predecessor		Predecessor
Net Income	$107.8	$59.0	$239.0	$151.5
Other comprehensive income
Net unrealized gain on cash flow hedges(1)	0.5	0.2	0.6	0.5
Total other comprehensive income	0.5	0.2	0.6	0.5
Total comprehensive income	108.3	$59.2	239.6	$152.0
Total other comprehensive income prior to IPO	—		0.1
Predecessor net income prior to IPO	—		42.7
Total comprehensive income prior to IPO	—		42.8
Total comprehensive income subsequent to IPO	108.3		196.8
Less: Comprehensive income attributable to noncontrolling interest subsequent to IPO	91.9		167.1
Comprehensive income attributable to limited partners subsequent to IPO	$16.4		$29.7
(1) Net unrealized gains on derivatives qualifying as cash flow hedges, net of zero and $0.1 million tax expense in the second quarter of 2015 and 2014, respectively, and $0.1 million and $0.3 million tax expense for the six months ended June 30, 2015 and 2014 respectively.
The accompanying Notes to Condensed Consolidated and Combined Financial Statements (unaudited) are an integral part of these statements.

ITEM 1. FINANCIAL STATEMENTS (continued)

Columbia Pipeline Partners LP Condensed Statements of Consolidated and Combined Cash Flows (unaudited)

Six Months Ended June 30, (in millions)	2015	2014
		Predecessor
Operating Activities
Net Income	$239.0	$151.5
Adjustments to Reconcile Net Income to Net Cash from Operating Activities:
Depreciation and amortization	65.3	58.5
Deferred income taxes and investment tax credits	10.5	47.4
Deferred revenue	(0.1)	2.0
Equity-based compensation expense and 401(k) profit sharing contribution	3.6	1.7
Gain on sale of assets	(13.6)	(17.8)
Income from unconsolidated affiliates	(28.9)	(20.9)
Amortization of debt related costs	0.2	—
AFUDC equity	(8.4)	(4.3)
Distributions of earnings received from equity investees	27.9	12.9
Changes in Assets and Liabilities:
Accounts receivable	13.9	(25.2)
Accounts receivable-affiliated	17.1	19.0
Accounts payable	1.0	24.2
Accounts payable-affiliated	(14.7)	(17.7)
Customer deposits	1.0	75.2
Taxes accrued	(10.2)	(11.1)
Exchange gas receivable/payable	0.3	4.7
Other accruals	(4.5)	4.3
Prepayments and other current assets	17.0	20.4
Regulatory assets/liabilities	25.5	25.6
Postretirement and postemployment benefits	(13.5)	(8.9)
Deferred charges and other noncurrent assets	(1.9)	(3.2)
Other noncurrent liabilities	(1.6)	(0.8)
Net Cash Flows from Operating Activities	324.9	337.5
Investing Activities
Capital expenditures	(430.6)	(296.6)
Insurance recoveries	2.1	6.8
Change in short-term lendings-affiliated	(527.1)	(10.4)
Proceeds from disposition of assets	19.0	4.9
Distributions from (contributions to) equity investees	2.2	(54.8)
Other investing activities	(13.4)	(3.4)
Net Cash Flows used for Investing Activities	(947.8)	(353.5)
Financing Activities
Change in short-term borrowings	20.0	—
Change in short-term borrowings-affiliated	(180.2)	(312.6)
Issuance of long-term debt-affiliated	—	328.4
Payments of long-term debt-affiliated, including current portion	(957.8)	—
Proceeds from the issuance of common units, net of offering costs	1,168.4	—
Distribution of IPO proceeds to parent	(500.0)	—
Contribution of capital from parent	1,217.3	—
Quarterly distribution for the period from February 11, 2015 to March 31, 2015	(9.2)	—
Net Cash Flows from Financing Activities	758.5	15.8
Change in cash and cash equivalents	135.6	(0.2)
Cash and cash equivalents at beginning of period	0.5	0.3
Cash and Cash Equivalents at End of Period	$136.1	$0.1

The accompanying Notes to Condensed Consolidated and Combined Financial Statements (unaudited) are an integral part of these statements.

ITEM 1. FINANCIAL STATEMENTS (continued)

Columbia Pipeline Partners LP
Condensed Statements of Consolidated and Combined Equity and Partners' Capital (unaudited)

	Predecessor	Partnership
(in millions)	Net Parent Investment	Common Unitholders	Subordinated Unitholders	Noncontrolling Interest	Accumulated Other Comprehensive Loss	Total
Balance as of January 1, 2015	$4,188.0	$—	$—	$—	$(16.7)	$4,171.3
Net income from January 1, 2015 through February 10, 2015	42.7	—	—	—	—	42.7
Other comprehensive income, net of tax, from January 1, 2015 through February 10, 2015	—	—	—	—	0.1	0.1
Contribution of capital from parent	1,217.3	—	—	—	—	1,217.3
Predecessor net tax liabilities not assumed by Columbia OpCo(1)	1,232.5	—	—	—	(10.3)	1,222.2
Contributed/Noncontributed Net Parent Investment Adjustments(2)	(7.7)	—	—	—	—	(7.7)
Balance as of February 11, 2015 (prior to IPO)	6,672.8	—	—	—	(26.9)	6,645.9
Allocation of net investment to unitholders	(6,672.8)	—	487.1	6,185.7	—	—
Allocation of accumulated other comprehensive loss to noncontrolling interest	—	—	—	(22.7)	22.7	—
Net proceeds from IPO	—	1,168.4	—	—	—	1,168.4
Purchase of additional interest in Columbia OpCo(3)	—	(227.1)	(197.3)	424.4	—	—
Distribution to the noncontrolling interest in Columbia OpCo	—	—	—	(500.0)	—	(500.0)
Net income from February 11, 2015 through June 30, 2015	—	16.1	13.5	166.7	—	196.3
Other comprehensive income, net of tax, from February 11, 2015 through June 30, 2015	—	—	—	0.4	0.1	0.5
Quarterly distribution for the period from February 11, 2015 to March 31, 2015 to unitholders	—	(4.9)	(4.3)	—	—	(9.2)
Transfers from parent	—	0.2	—	1.0	—	1.2
Balance as of June 30, 2015	$—	$952.7	$299.0	$6,255.5	$(4.1)	$7,503.1
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
(3)Represents the purchase of an additional 8.4% limited partner interest in Columbia OpCo, recorded at the historical carrying value of Columbia OpCo’s net assets after giving effect to the $1,168.4 million equity contribution. This decreases common unitholders and subordinated unitholders equity by the same amount it increases noncontrolling interest because the MLP's purchase price for its additional 8.4% interest in Columbia OpCo exceeded book value.

The accompanying Notes to Condensed Consolidated and Combined Financial Statements (unaudited) are an integral part of these statements.

ITEM 1. FINANCIAL STATEMENTS (continued)
Columbia Pipeline Partners LP
Notes to Condensed Consolidated and Combined Financial Statements (unaudited)

1.    Basis of Accounting Presentation
Columbia Pipeline Partners LP (the "Partnership") was formed in Delaware on December 5, 2007 as a subsidiary of NiSource. NiSource is a Delaware corporation and holding company whose subsidiaries provide natural gas, electricity and other products and services to approximately 3.8 million customers located within a corridor that runs from the Gulf Coast through the Midwest to New England. On February 11, 2015, NiSource contributed its subsidiary CEG to CPG. CEG owns and operates, through its subsidiaries, substantially all of the natural gas transmission and storage assets of NiSource. CEG owns the general partner of the Partnership and all of the Partnership’s incentive distribution rights. Columbia Pipeline Partners LP Predecessor (the “Predecessor”) is comprised of NiSource’s Columbia Pipeline Group Operations reportable segment.
The Partnership is engaged in regulated interstate gas transportation and storage services for LDCs, marketers, producers and industrial and commercial customers located in northeastern, mid-Atlantic, midwestern and southern states and the District of Columbia along with unregulated businesses that include midstream services, including gathering, treating, conditioning, processing, compression and liquids handling, and development of mineral rights positions. The regulated services are performed under tariffs at rates subject to FERC approval.
Concurrent with the completed IPO, refer to Note 2 for a discussion of IPO results, NiSource contributed substantially all of the assets and operations of the Predecessor to Columbia OpCo, a Delaware limited partnership formed by CEG, which, prior to the Separation, was a wholly owned subsidiary of NiSource and OpCo GP, a wholly owned subsidiary of the Partnership. The contribution is considered to be a reorganization of entities under common control. Subsequent to the IPO, the Partnership owns a 15.7% limited partner interest in Columbia OpCo and CEG owns the remaining 84.3% limited partner interest. MLP GP, a wholly owned subsidiary of CEG, serves as the general partner of the Partnership. OpCo GP serves as the general partner of Columbia OpCo. Columbia Pipeline Group Services Company provides services to the Partnership pursuant to an omnibus agreement. MLP GP, the Partnership, Columbia OpCo and OpCo GP have all adopted a fiscal year end of December 31. Through our ownership of Columbia OpCo’s general partner, we control all of Columbia OpCo’s assets and operations. As a result, the Partnership consolidates Columbia OpCo and CEG's retained interest of 84.3% is recorded as noncontrolling interest in the Partnership's consolidated financial statements.
For periods subsequent to the closing of the IPO, the financial statements included in this quarterly report are the financial statements and accounting records of the Partnership. For periods prior to the closing of the IPO, the financial statements included in this quarterly report are the financial statements and accounting records of the Predecessor. The consolidated and combined financial statements were prepared as follows:

•
The Condensed Consolidated and Combined Balance Sheets (unaudited) consists of the consolidated balance sheet of the Partnership as of June 30, 2015 and the combined balance sheet consists of the Predecessor as of December 31, 2014.

•
The Condensed Statement of Consolidated and Combined Operations (unaudited) consists of consolidated results of the Partnership for the three months ended June 30, 2015 and the combined results of the Predecessor for the three months ended June 30, 2014.

•
The Condensed Statement of Consolidated and Combined Operations (unaudited) consists of consolidated results of the Partnership for the period from February 11, 2015 through June 30, 2015 and the combined results of the Predecessor for the period from January 1, 2015 through February 10, 2015 and for the six months ended June 30, 2014.

•
The Condensed Statement of Consolidated and Combined Comprehensive Income (unaudited) consists of consolidated results of the Partnership for the three months ended June 30, 2015 and the combined results of the Predecessor for the three months ended June 30, 2014.

•
The Condensed Statement of Consolidated and Combined Comprehensive Income (unaudited) consists of consolidated results of the Partnership for the period from February 11, 2015 through June 30, 2015 and the combined results of the Predecessor for the period from January 1, 2015 through February 10, 2015 and for the six months ended June 30, 2014.

•
The Condensed Statement of Consolidated and Combined Cash Flows (unaudited) consists of consolidated cash flows of the Partnership for the period from February 11, 2015 through June 30, 2015 and the combined cash flows of the Predecessor for the period from January 1, 2015 through February 10, 2015 and for the six months ended June 30, 2014.

ITEM 1. FINANCIAL STATEMENTS (continued)
Columbia Pipeline Partners LP
Notes to Condensed Consolidated and Combined Financial Statements (unaudited) (continued)

•
The Condensed Statement of Consolidated and Combined Equity and Partners' Capital (unaudited) consists of consolidated activity of the Partnership for the period from February 11, 2015 through June 30, 2015 and the combined activity of the Predecessor for the period from January 1, 2015 through February 10, 2015.

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
On June 2, 2015, NiSource's board of directors approved the separation of CPG and NiSource (the "Separation"). On July 1, 2015, all the shares of CPG were distributed by NiSource to holders of NiSource common stock, and CPG became an independent publicly traded company. Following the Separation, CPG continues to indirectly own MLP GP, our general partner, 84.3% of the limited partner interests in Columbia OpCo and the limited partner interests in the Partnership that are not owned by the public.
2.    Initial Public Offering
On February 6, 2015, the Partnership's common units began trading on the New York Stock Exchange under the ticker symbol "CPPL." On February 11, 2015 the Partnership completed its offering of 53,833,107 common units at a price to the public of $23.00 per unit, including 7,021,709 common units that were issued pursuant to the exercise in full of the underwriters' over-allotment option. The Partnership received net proceeds of $1,168.4 million from the offering. At or prior to the closing of the offering the following transactions occurred:

•
CEG contributed $1,217.3 million of capital to certain subsidiaries of the Predecessor to repay intercompany debt owed to NiSource Finance. CEG entered into new intercompany debt agreements with NiSource Finance for $1,217.3 million;

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

The table below summarizes the effects of the changes in the Partnership's ownership interest in Columbia OpCo on the Partnership's equity:

	Three Months Ended June 30,	Six Months Ended June 30,
(in millions)	2015	2015
Net income attributable to the Partnership	$16.3	$29.6
Decrease in partnership equity for the purchase of an additional 8.4 percent interest in Columbia OpCo	—	(424.4)
Change from net income attributable to the Partnership and transfers to noncontrolling interest	$16.3	$(394.8)

•	Columbia OpCo distributed $500.0 million to CEG as a reimbursement of preformation capital expenditures with respect to the assets contributed to Columbia OpCo.

ITEM 1. FINANCIAL STATEMENTS (continued)
Columbia Pipeline Partners LP
Notes to Condensed Consolidated and Combined Financial Statements (unaudited) (continued)

The Partnership entered into an omnibus agreement with CEG and its affiliates at the closing of the IPO that addresses (1) centralized corporate, general and administrative services to be provided by CEG for the Partnership and the reimbursement by the Partnership for the Partnership's portion of these services, (2) the Partnership's right of first offer for CEG's 84.3% interest in Columbia OpCo, (3) the indemnification of the Partnership for certain potential environmental and toxic tort claims losses and expenses associated with the operation of the assets and occurring before the closing date of the IPO and (4) Columbia OpCo's requirement to guarantee future indebtedness that CPG incurs.

3.    Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 outlines a single, comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance. The core principle of the new standard is that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In July 2015, the FASB extended the adoption date for ASU 2014-09 to periods beginning after December 15, 2017, including interim periods, and the new standard is to be applied retrospectively with early adoption not permitted. The Partnership is currently evaluating the impact the adoption of ASU 2014-09 will have on the Condensed Consolidated and Combined Financial Statements (unaudited) or Notes to Condensed Consolidated and Combined Financial Statements (unaudited).

In April 2015, the FASB issued ASU 2015-06, Earnings Per Share (Topic 260): Effects on Historical Earnings per Unit of Master Limited Partnership Dropdown Transactions. ASU 2015-06 specifies that for purposes of calculating historical earnings per unit under the two-class method, the earnings (losses) of a transferred business before the date of a dropdown transaction should be allocated entirely to the general partner. Qualitative disclosures about how the rights to the earnings (losses) differ before and after the dropdown transaction occurs for purposes of computing earnings per unit under the two-class method are also required. The Partnership is required to adopt ASU 2015-06 for periods beginning after December 15, 2015, including interim periods, and the guidance is to be applied retrospectively, with early adoption permitted. The Partnership is currently evaluating the impact the adoption of ASU 2015-06 will have on the Condensed Consolidated and Combined Financial Statements (unaudited) or Notes to Condensed Consolidated and Combined Financial Statements (unaudited).

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

ITEM 1. FINANCIAL STATEMENTS (continued)
Columbia Pipeline Partners LP
Notes to Condensed Consolidated and Combined Financial Statements (unaudited) (continued)

4.    Net Income Per Limited Partner Unit
Net income per unit applicable to common units and to subordinated units is computed by dividing the respective limited partners’ interest in net income by the weighted-average number of common units and subordinated units outstanding for the period. Because the Partnership has more than one class of participating securities, it uses the two-class method when calculating the net income per unit applicable to limited partners. The classes of participating securities include common units, subordinated units and incentive distribution rights. Basic and diluted net income per unit are the same because the Partnership does not have any potentially dilutive units outstanding for the periods presented.
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
On July 30, 2015, the board of directors of MLP GP, the Partnership's general partner, declared a quarterly cash distribution for the period April 1, 2015, through June 30, 2015, of $0.1675 per unit, or $16.9 million in total. This distribution is payable on August 20, 2015, to unitholders of record as of August 13, 2015.

ITEM 1. FINANCIAL STATEMENTS (continued)
Columbia Pipeline Partners LP
Notes to Condensed Consolidated and Combined Financial Statements (unaudited) (continued)

The calculation of net income per unit is as follows:

	Three Months Ended June 30,	Six Months Ended June 30,(1)
(in millions)	2015	2015
Net income attributable to limited partners	$16.3	$29.6
Less:
Limited partners' distribution on common units	9.0	13.9
Limited partners' distribution on subordinated units	7.9	12.2
Distribution on incentive distribution rights	—	—
Net income (less than) in excess of distribution	$(0.6)	$3.5
 (1) Net income attributable to limited partners and in excess of distribution is for the period subsequent to the IPO.

Three Months Ended June 30, 2015 (in millions, except per unit data)	Limited Partners' Common Units	Limited Partners' Subordinated Units	Incentive Distribution Rights	Total
Net income attributable to limited partners
Distribution	$9.0	$7.9	$—	$16.9
Net income less than distribution	—	(0.6)	—	(0.6)
Net income attributable to limited partners	$9.0	$7.3	$—	$16.3

Weighted average limited partner units outstanding
Basic and diluted	53.8	46.8	—	100.6
Net income attributable to partners' ownership interest subsequent to IPO per limited partner unit
Basic and diluted	$0.17	$0.16	$—	$0.16

Six Months Ended June 30, 2015 (in millions, except per unit data)	Limited Partners' Common Units	Limited Partners' Subordinated Units	Incentive Distribution Rights	Total
Net income attributable to limited partners subsequent to IPO
Distribution	$13.9	$12.2	$—	$26.1
Net income subsequent to IPO in excess of distribution	2.2	1.3	$—	3.5
Net income attributable to limited partners subsequent to IPO	$16.1	$13.5	$—	$29.6

Weighted average limited partner units outstanding
Basic and diluted	53.8	46.8	—	100.6
Net income attributable to partners' ownership interest subsequent to IPO per limited partner unit
Basic and diluted	$0.30	$0.29	$—	$0.29

ITEM 1. FINANCIAL STATEMENTS (continued)
Columbia Pipeline Partners LP
Notes to Condensed Consolidated and Combined Financial Statements (unaudited) (continued)

5.    Transactions with Affiliates

In the normal course of business, the Partnership engages in transactions with subsidiaries of NiSource, which prior to the Separation, were deemed to be affiliates of the Partnership. These affiliate transactions are summarized in the tables below:

Statement of Operations.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2015	2014	2015	2014
		Predecessor		Predecessor
Transportation revenues	$18.4	$18.9	$47.1	$47.5
Storage revenues	12.9	13.2	26.2	26.9
Other revenues	0.1	0.1	0.2	0.2
Operation and maintenance expense	38.6	29.5	74.7	57.8
Interest expense	6.3	12.6	17.7	24.7
Interest income	2.3	0.1	3.3	0.2

Balance Sheet.

(in millions)	June 30, 2015	December 31, 2014
		Predecessor
Accounts receivable	$656.7	$153.8
Current portion of long-term debt	—	115.9
Short-term borrowings	67.1	247.3
Accounts payable	41.5	49.9
Long-term debt	630.9	1,472.8
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
Interest Expense and Income. The Partnership and Predecessor were charged interest for long-term debt of $7.5 million and $13.9 million for the three months ended June 30, 2015 and 2014, respectively, offset by associated AFUDC of $1.4 million and $2.0 million for the three months ended June 30, 2015 and 2014, respectively. The Partnership and Predecessor were charged interest for long-term debt of $19.7 million and $26.1 million for the six months ended June 30, 2015 and 2014, respectively, offset by associated AFUDC of $2.4 million and $3.2 million for the six months ended June 30, 2015 and 2014, respectively.
Columbia OpCo and its subsidiaries entered into an intercompany money pool agreement with NiSource Finance, which became effective on the date of the IPO. The money pool is available for Columbia OpCo and its subsidiaries' general purposes, including capital expenditures and working capital. This intercompany money pool agreement is discussed in connection with Short-term Borrowings below. Prior to the IPO, the subsidiaries of the Predecessor participated in a similar money pool agreement with NiSource Finance. NiSource Corporate Services administers the money pools. The cash accounts maintained by the subsidiaries of Columbia OpCo and the Predecessor were, prior to the Separation, swept into a NiSource corporate account on a daily basis, creating an affiliated receivable or decreasing an affiliated payable, as appropriate, between NiSource and the subsidiary. The

ITEM 1. FINANCIAL STATEMENTS (continued)
Columbia Pipeline Partners LP
Notes to Condensed Consolidated and Combined Financial Statements (unaudited) (continued)

amount of interest expense and income for short-term borrowings is determined by the net position of each subsidiary in the money pool. The money pool weighted-average interest rate at June 30, 2015 and 2014 was 1.21% and 0.64%, respectively. For the three months ended June 30, 2015 and 2014, the interest expense for short-term borrowings charged was $0.2 million and $0.7 million, respectively. For the six months ended June 30, 2015 and 2014, the interest expense for short-term borrowings charged was $0.4 million and $1.8 million, respectively.
Accounts Receivable. The Partnership includes in accounts receivable amounts due from the money pool discussed above of $643.2 million at June 30, 2015 for subsidiaries of Columbia OpCo in a net deposit position and the Partnership. The Predecessor includes in accounts receivable amounts due from the money pool discussed above of $125.0 million at December 31, 2014 for subsidiaries in a net deposit position. Also included in the balance at June 30, 2015 and December 31, 2014 are amounts due from subsidiaries of NiSource for transportation and storage services of $13.4 million and $28.8 million, respectively. Net cash flows related to the money pool receivables are included as Investing Activities on the Condensed Statements of Consolidated and Combined Cash Flows (unaudited). All other affiliated receivables are included as Operating Activities.
Short-term Borrowings. In connection with the closing of the IPO, the subsidiaries of Columbia OpCo entered into an intercompany money pool agreement with NiSource Finance with $750.0 million of reserved borrowing capacity. Following the Separation, the agreement is now with CPG. In furtherance of the money pool agreement, CPG entered into a $1,500.0 million revolving credit agreement on December 5, 2014. The CPG revolving credit agreement became effective at the completion of the Separation. Each of CEG, OpCo GP and Columbia OpCo is a guarantor of CPG's revolving credit facility. As a guarantor and restricted subsidiary, Columbia OpCo is subject to various customary covenants and restrictive provisions which, among other things, limit CPG’s and its restricted subsidiaries’ ability to incur additional indebtedness, guarantees and/or liens; consolidate, merge or transfer all or substantially all of their assets; make certain investments or restricted payments; modify certain material agreements; engage in certain types of transactions with affiliates; dispose of assets; and prepay certain indebtedness; each of which is subject to customary and usual exceptions and baskets, including an exception to the limitation on restricted payments for distributions of available cash, as permitted by their organizational documents. The restricted payment provision does not prohibit CPG of any of its restricted subsidiaries from making distributions in accordance with their respective organizational documents unless there has been an event of default (as defined in the revolving credit agreement), and neither CPG nor any of its restricted subsidiaries has any restrictions on its ability to make distributions under its organizational documents. Under Columbia OpCo's partnership agreement, it is required to distribute all of its available cash each quarter, less the amounts of cash reserves that OpCo GP determines are necessary or appropriate in its reasonable discretion to provide for the proper conduct of Columbia OpCo's business. In addition, subject to Delaware law, the board of CPG may similarly determine whether to declare dividends at CPG without restriction under its revolving credit agreement. At June 30, 2015, neither CPG nor its subsidiaries had any restricted assets. If Columbia OpCo and the other loan parties fail to perform their obligations under these and other covenants, it could adversely affect Columbia OpCo’s ability to finance future business opportunities and make cash distributions to CPPL. CPG’s revolving credit facility also contains customary events of default, including cross default provisions that apply to any other indebtedness CPG may have with an outstanding principal amount in excess of $50.0 million. If a default occurred, the relevant lenders could elect to declare the debt, together with accrued interest and other fees, to be immediately due and payable and proceed against Columbia OpCo as a guarantor.
The balance of Short-term Borrowings at June 30, 2015 and December 31, 2014 of $67.1 million and $247.3 million, respectively, includes those subsidiaries of Columbia OpCo and those subsidiaries of the Predecessor in a net borrower position of the NiSource Finance money pool discussed above. Net cash flows related to Short-term Borrowings are included as Financing Activities on the Condensed Statements of Consolidated and Combined Cash Flows (unaudited).
Accounts Payable. The affiliated accounts payable balance primarily includes amounts due for services received from NiSource Corporate Services and interest payable to NiSource Finance.

ITEM 1. FINANCIAL STATEMENTS (continued)
Columbia Pipeline Partners LP
Notes to Condensed Consolidated and Combined Financial Statements (unaudited) (continued)

Long-term Debt. In May 2015, the Partnership's outstanding intercompany debt transferred from NiSource Finance to CPG. The Partnership's long-term financing requirements are satisfied through borrowings from CPG. Details of the long-term debt balance are summarized in the table below:

Origination Date	Interest Rate	Maturity Date	June 30, 2015	December 31, 2014
(in millions)				Predecessor
November 28, 2005(1)	5.41%	November 30, 2015	$—	$115.9
November 28, 2005	5.45%	November 28, 2016	—	45.3
November 28, 2005	5.92%	November 28, 2025	—	133.5
November 28, 2012	4.63%	November 28, 2032	—	45.0
November 28, 2012	4.94%	November 30, 2037	—	95.0
December 19, 2012	5.16%	December 21, 2037	—	55.0
November 28, 2012	5.26%	November 28, 2042	—	170.0
December 19, 2012	5.49%	December 18, 2042	—	95.0
December 9, 2013(2)	4.75%	December 31, 2016	630.9	834.0
Total Long-term Debt			$630.9	$1,588.7
(1) The debt balance for the note originating on November 28, 2005 and maturing on November 30, 2015 is included in "Current portion of long-term debt-affiliated" on the Condensed Combined Balance Sheet as of December 31, 2014.
(2) The Partnership may borrow at any time from the origination date to the maturity date not to exceed $2.6 billion. The note carries a variable interest rate of prime plus 150 basis points. All funds borrowed on the note are due December 31, 2016.

Dividends. During the six months ended June 30, 2015, Columbia OpCo distributed $500.0 million to CEG as a reimbursement of preformation capital expenditures with respect to the assets contributed to Columbia OpCo. The Partnership paid no dividends to CEG in the six months ended June 30, 2014. There were no restrictions on the payment by the Partnership of dividends to CEG.

6.    Short-Term Borrowings
On December 5, 2014, the Partnership entered into a $500.0 million senior revolving credit facility, of which $50.0 million in letters of credit is available. The revolving credit facility became effective at the closing of our IPO. The credit facility is available for general partnership purposes, including working capital and capital expenditures, including the funding of capital calls.
Our obligations under the revolving credit facility are unsecured. The loans thereunder bear interest at our option at either (i) the greatest of (a) the federal funds effective rate plus 0.500 percent, (b) the reference prime rate of Wells Fargo Bank, National Association or (c) the Eurodollar rate which is based on the London Interbank Offered Rate (“LIBOR”), plus 1.000 percent, each of which is subject to a margin that varies from 0.000 percent to 0.650 percent per annum, according to the credit rating of CPG, or (ii) the Eurodollar rate plus a margin that varies from 1.000 percent to 1.650 percent per annum, according to the credit rating of CPG. The revolving credit facility is subject to a facility fee that varies from 0.125 percent to 0.350 percent per annum, according to the credit rating of CPG.
The revolving indebtedness under the credit facility ranks equally with all our outstanding unsecured and unsubordinated debt. CPG, CEG, OpCo GP and Columbia OpCo each fully guarantee the credit facility.
Our revolving credit facility contains various covenants and restrictive provisions which, among other things, limit our ability and our restricted subsidiaries’ ability to incur additional indebtedness, guarantees and/or liens; consolidate, merge or transfer all or substantially all of our assets; make certain investments or restricted payments; modify certain material agreements; engage in certain types of transactions with affiliates; dispose of assets; and prepay certain indebtedness; each of which is subject to customary and usual exceptions and baskets, including an exception to the limitation on restricted payments for distributions of available cash, as permitted by our organizational documents. The restricted payment provision does not prohibit us or any of our restricted subsidiaries from making distributions in accordance with our respective organizational documents unless there has been an event of default (as defined in our revolving credit agreement), and neither us nor any of our restricted subsidiaries has any restrictions on our ability to make distributions under our organization agreements. In particular, in accordance with our partnership agreement, the general partner has adopted a policy that we will make quarterly cash distributions in amounts equal to at least the minimum quarterly distribution of $0.1675 on each common and subordinated unit. However, the determination to make any distributions

ITEM 1. FINANCIAL STATEMENTS (continued)
Columbia Pipeline Partners LP
Notes to Condensed Consolidated and Combined Financial Statements (unaudited) (continued)

of cash is subject to the discretion of the general partner. At June 30, 2015, neither us nor our consolidated subsidiaries had any restricted assets. If we fail to perform our obligations under these and other covenants, the revolving credit commitment could be terminated and any outstanding borrowings, together with accrued interest, under the revolving credit facility could be declared immediately due and payable. Our revolving credit facility also contains customary events of default, including cross default provisions that apply to any other indebtedness we may have with an outstanding principal amount in excess of $50.0 million.
The revolving credit facility also contains certain financial covenants that require us to maintain a consolidated total leverage ratio that does not exceed (i) 5.75 to 1.00 for the period of four consecutive fiscal quarters (“test period”) ending December 31, 2015, (ii) 5.50 to 1.00 for any test period ending after December 31, 2015 and on or before December 31, 2017, and (iii) 5.00 to 1.00 for any test period ending after December 31, 2017, provided that after December 31, 2017 and during a Specified Acquisition Period (as defined in the revolving credit facility), the leverage ratio shall not exceed 5.50 to 1.00.
As of June 30, 2015, the Partnership had $20.0 million in outstanding borrowings and issued no letters of credit under the revolving credit facility.

7.    Gain on Sale of Assets
The Partnership recognizes gains on conveyances of mineral rights positions into earnings as any obligation associated with conveyance is satisfied. For the three months ended June 30, 2015 and 2014, gains on conveyances of $8.3 million and $0.3 million were recorded in earnings, respectively. For the six months ended June 30, 2015 and 2014, gains on conveyances of $13.6 million and $17.8 million were recorded in earnings, respectively. As of June 30, 2015 and December 31, 2014, deferred gains of approximately $10.9 million and $19.6 million, respectively, were deferred pending performance of future obligations and recorded within "Deferred revenue," on the Condensed Consolidated and Combined Balance Sheets (unaudited).
8.    Goodwill
The Partnership tests its goodwill for impairment annually as of May 1 unless indicators, events, or circumstances would require an immediate review. Goodwill is tested for impairment using financial information at the reporting unit level, referred to as the Columbia Gas Transmission Operations reporting unit, which is consistent with the level of discrete financial information reviewed by operating segment management. The Columbia Gas Transmission Operations reporting unit includes the following entities: Columbia Gas Transmission (including its equity method investment in the Millennium Pipeline joint venture), Columbia Gulf and the equity method investment in Hardy Storage, all of which have been designated as components and aggregated based on the regulated nature of their operations and similar economic characteristics (e.g., the offering of FERC-regulated pipeline transportation and storage services to LDCs, municipal utilities, direct industrial users, electric power generators and marketers). All of the goodwill relates to NiSource’s acquisition of CEG in 2000. The Partnership’s goodwill assets at June 30, 2015 were $1,975.5 million.
The Partnership completed a quantitative (“step 1”) fair value measurement of the reporting unit during the May 1, 2012 goodwill test. The test indicated that the fair value of the reporting unit substantially exceeded the carrying value, indicating that no impairment existed.
GAAP allows entities testing goodwill for impairment the option of performing a qualitative (“step 0”) assessment before calculating the fair value of a reporting unit for the goodwill impairment test. If a step 0 assessment is performed, an entity is no longer required to calculate the fair value of a reporting unit unless the entity determines that, based on that assessment, it is more likely than not that its fair value is less than its carrying amount.
The Partnership applied the qualitative step 0 analysis to its reporting unit for the annual impairment test performed as of May 1, 2015. For the current year test, the Partnership assessed various assumptions, events and circumstances that would have affected the estimated fair value of the reporting unit as compared to its base line May 1, 2012 step 1 fair value measurement. The results of this assessment indicated that it is not more likely than not that its reporting unit fair value is less than the reporting unit carrying value.
The Partnership considered whether there were any events or changes in circumstances subsequent to the annual test that would reduce the fair value of the reporting unit below its carrying amount and necessitate another goodwill impairment test. No such indicators were noted that would require a subsequent goodwill impairment testing during the second quarter of 2015.

ITEM 1. FINANCIAL STATEMENTS (continued)
Columbia Pipeline Partners LP
Notes to Condensed Consolidated and Combined Financial Statements (unaudited) (continued)

9.    Asset Retirement Obligations

Changes in the Partnership’s liability for asset retirement obligations for the six months ended June 30, 2015 and 2014 are presented in the table below:

(in millions)	2015	2014
		Predecessor
Balance as of January 1,	$23.2	$26.3
Noncontributed net parent investment adjustments(1)	(0.4)	—
Accretion expense	0.6	0.8
Additions	0.4	2.0
Settlements	—	—
Change in estimated cash flows	—	(0.2)
Balance as of June 30,	$23.8	$28.9
(1) Reflects the removal of amounts related to Crossroads Pipeline Company, which was included in the Predecessor but was not contributed to the Partnership.
The asset retirement obligations above relate to the modernization program of pipelines and transmission facilities, the retiring of offshore facilities, polychlorinated biphenyl ("PCB") remediation and asbestos removal at several compressor and measuring stations. The Partnership recognizes that there are obligations to incur significant costs to retire wells associated with gas storage operations; however, the lives of these wells are indeterminable until management establishes plans for closure.
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

Cost Recovery Trackers and other similar mechanisms. A significant portion of the transmission and storage regulated companies' revenue is related to the recovery of their operating costs, the review and recovery of which occurs via standard regulatory proceedings with the FERC under section 4 of the Natural Gas Act. However, certain operating costs of the Columbia OpCo regulated transmission and storage companies are significant and recurring in nature, such as fuel for compression and lost and unaccounted for gas. The FERC allows for the recovery of such costs via cost tracking mechanisms. These tracking mechanisms allow the transmission and storage companies' rates to fluctuate in response to changes in certain operating costs or conditions as they occur to facilitate the timely recovery of its costs incurred. The tracking mechanisms involve a rate adjustment that is filed at a predetermined frequency, typically annually, with the FERC and is subject to regulatory review before new rates go into effect. Other such costs under regulatory tracking mechanisms include upstream pipeline transmission, electric compression, operational purchases and sales of natural gas, and the revenue requirement for capital investments made under Columbia Gas Transmission's long-term plan to modernize its interstate transmission system as discussed above.

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
Columbia Gas Transmission made no contributions to Millennium Pipeline for the three months ended June 30, 2015 and 2014. Millennium Pipeline distributed $7.6 million and $4.8 million of earnings to Columbia Gas Transmission during the three months ended June 30, 2015 and 2014, respectively. Columbia Gas Transmission made no contributions to Millennium Pipeline for the six months ended June 30, 2015 and contributed $2.6 million for the six months ended June 30, 2014. Millennium Pipeline distributed $24.2 million and $11.9 million of earnings to Columbia Gas Transmission during the six months ended June 30, 2015 and 2014, respectively.
No contributions were made to Hardy Storage during the three months ended June 30, 2015 and 2014. Hardy Storage distributed $0.5 million of earnings to NiSource during each of the three months ended June 30, 2015 and 2014, respectively. No contributions

ITEM 1. FINANCIAL STATEMENTS (continued)
Columbia Pipeline Partners LP
Notes to Condensed Consolidated and Combined Financial Statements (unaudited) (continued)

were made to Hardy Storage during the six months ended June 30, 2015 and 2014. Hardy Storage distributed $1.0 million of earnings to NiSource during each of the six months ended June 30, 2015 and 2014, respectively.
No contributions were made to Pennant for the three months ended June 30, 2015 and contributions of $23.8 million were made for the three months ended June 30, 2014. Pennant distributed $1.5 million of earnings and returned $0.9 million of capital to Columbia Midstream during the three months ended June 30, 2015. No distributions were received from Pennant during the three months ended June 30, 2014. No contributions were made to Pennant for the six months ended June 30, 2015 and contributions of $52.2 million were made for the six months ended June 30, 2014. Pennant distributed $2.7 million of earnings and returned $2.2 million of capital to Columbia Midstream during the six months ended June 30, 2015. No distributions were received from Pennant during the six months ended June 30, 2014.

12.    Income Taxes
The Partnership is a limited partnership and is treated as a partnership for U.S. federal income tax purposes and, therefore, is not liable for entity-level federal income taxes. The Predecessor’s operating results were included in NiSource’s consolidated U.S. federal income tax return and in consolidated, combined or stand-alone state income tax returns. Amounts presented in the combined financial statements prior to the IPO relate to income taxes that have been determined on a separate tax return basis, and the Predecessor’s contribution to NiSource’s net operating losses and tax credits have been included in the Predecessor’s financial statements.
The Partnership’s interim effective tax rates reflect the estimated annual effective tax rates for 2015 and 2014, adjusted for tax expense associated with certain discrete items. The effective tax rates for the three months ended June 30, 2015 and 2014 were zero and 36.7%, respectively. The effective tax rates for the six months ended June 30, 2015 and 2014 were 9.0% and 37.2%, respectively. The effective tax rate for 2014 differs from the Federal tax rate of 35% primarily due to the effects of tax credits, state income taxes, utility rate making, and other permanent book-to-tax differences. The effective tax rate for 2015 differs from the Federal tax rate of 35% primarily due to the effects of tax credits, state income taxes, utility rate making, other permanent book-to-tax differences, and post-IPO income that is not subject to income tax at the partnership level.

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
Subsidiaries of Columbia OpCo are participants in the consolidated NiSource defined benefit retirement plans (the Plans) and, therefore, subsidiaries of Columbia OpCo are allocated a ratable portion of NiSource’s grantor trusts for the Plans in which its employees and retirees participate. As a result, the Partnership follows multiple employer accounting under the provisions of GAAP.
For the six months ended June 30, 2015, subsidiaries of Columbia OpCo have made no contributions to its pension plans and contributed $3.0 million to its other postretirement benefit plans.

ITEM 1. FINANCIAL STATEMENTS (continued)
Columbia Pipeline Partners LP
Notes to Condensed Consolidated and Combined Financial Statements (unaudited) (continued)

The following table provides the components of the subsidiaries of Columbia OpCo's allocation of net periodic benefits cost for the three and six months ended June 30, 2015 and 2014:

	Pension Benefits		Other Postretirement Benefits
Three Months Ended June 30, (in millions)	2015	2014	2015	2014
		Predecessor		Predecessor
Components of Net Periodic Benefit Cost (Income)
Service cost	$1.3	$1.2	$0.3	$0.2
Interest cost	3.0	3.5	1.0	1.2
Expected return on assets	(6.1)	(6.0)	(4.3)	(4.0)
Amortization of prior service credit	(0.2)	(0.3)	—	—
Recognized actuarial loss	2.1	1.7	—	—
Total Net Periodic Benefit Cost (Income)	$0.1	$0.1	$(3.0)	$(2.6)

	Pension Benefits		Other Postretirement Benefits
Six Months Ended June 30, (in millions)	2015	2014	2015	2014
		Predecessor		Predecessor
Components of Net Periodic Benefit Cost (Income)
Service cost	$2.6	$2.4	$0.6	$0.5
Interest cost	6.1	6.9	2.0	2.4
Expected return on assets	(12.2)	(11.9)	(8.6)	(8.1)
Amortization of prior service credit	(0.4)	(0.5)	—	—
Recognized actuarial loss	4.1	3.3	—	—
Total Net Periodic Benefit Cost (Income)	$0.2	$0.2	$(6.0)	$(5.2)
14.    Fair Value
The Partnership has certain financial instruments that are not measured at fair value on a recurring basis but nevertheless are recorded at amounts that approximate fair value due to their liquid or short-term nature, including cash and cash equivalents, customer deposits, short-term borrowings and short-term borrowings-affiliated. The Partnership's long-term debt-affiliated is recorded at historical amounts.
The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate fair value.
Long-term debt-affiliated. The fair values of these securities are estimated based on the quoted market prices for similar issues or on the rates offered for securities of the same remaining maturities. These fair value measurements are classified as Level 2 within the fair value hierarchy. For the six months ended June 30, 2015 and for the year ended December 31, 2014, there were no changes in the method or significant assumptions used to estimate the fair value of the financial instruments.

The carrying amount and estimated fair values of financial instruments were as follows:

(in millions)	Carrying Amount as of June 30, 2015	Estimated Fair Value as of June 30, 2015	Carrying Amount as of Dec. 31, 2014	Estimated Fair Value as of Dec. 31, 2014
			Predecessor
Current portion of long-term debt-affiliated	$—	$—	$115.9	$120.0
Long-term debt-affiliated	630.9	630.9	1,472.8	1,550.4

ITEM 1. FINANCIAL STATEMENTS (continued)
Columbia Pipeline Partners LP
Notes to Condensed Consolidated and Combined Financial Statements (unaudited) (continued)

15.    Other Commitments and Contingencies
A.    Guarantees and Indemnities. In the normal course of its business, the Partnership and certain subsidiaries enter into various agreements providing financial or performance assurance to third parties on behalf of the parent or certain subsidiaries. Such agreements include guarantees and stand-by letters of credit. These agreements are entered into primarily to support or enhance the creditworthiness otherwise attributed to the parent or a subsidiary on a stand-alone basis, thereby facilitating the extension of sufficient credit to accomplish the parent or the subsidiaries' intended commercial purposes. The total guarantees and indemnities in existence at June 30, 2015 and the years in which they expire were:

(in millions)	Total	2015	2016	2017	2018	2019	After
Guarantees of debt	$2,750.0	$—	$—	$—	$500.0	$—	$2,250.0
Lines of credit	20.0	20.0	—	—	—	—	—
Total commercial commitments	$2,770.0	$20.0	$—	$—	$500.0	$—	$2,250.0

Guarantees of Debt. Certain of CPG's subsidiaries, including CEG, OpCo GP and Columbia OpCo have guaranteed payment of $2,750.0 million in aggregated principal amount of CPG's senior notes. Each guarantee of CPG's obligations is required to comply with covenants under the debt indenture and in the event of default the guarantors would be obligated to pay the debt's principal and related interest. The Partnership does not anticipate its subsidiaries will have any difficulty maintaining compliance.

Lines and Letters of Credit. The Partnership maintains a $500.0 million senior revolving credit facility, of which $50.0 million is available for issuance of letters of credit. The purpose of the facility is to provide cash for general partnership purposes, including working capital, capital expenditures, and the funding of capital calls. As of June 30, 2015, the Partnership had $20.0 million in outstanding borrowings and no letters of credit under the revolving credit facility.
B.    Other Legal Proceedings. In the normal course of its business, the Partnership has been named as a defendant in various legal proceedings. In the opinion of management, the ultimate disposition of these currently asserted claims will not have a material impact on the Partnership’s consolidated and combined financial statements.
C.    Environmental Matters. The Partnership's operations are subject to environmental statutes and regulations related to air quality, water quality, hazardous waste and solid waste. The Partnership believes that it is in substantial compliance with those environmental regulations currently applicable to its operations and believes that it has all necessary permits to conduct its operations.
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
National Ambient Air Quality Standards. The CAA requires the EPA to set NAAQS for particulate matter and five other pollutants considered harmful to public health and the environment. Periodically, the EPA imposes new or modifies existing NAAQS. States that contain areas that do not meet the new or revised standards must take steps to maintain or achieve compliance with the standards. These steps could include additional pollution controls on boilers, engines, turbines, and other facilities owned by the Partnership.
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
Nitrogen Dioxide (NO2): The EPA revised the NO2 NAAQS by adding a one-hour standard while retaining the annual standard. The new standard could impact some Partnership combustion sources. The EPA designated all areas of the country as unclassifiable/

ITEM 1. FINANCIAL STATEMENTS (continued)
Columbia Pipeline Partners LP
Notes to Condensed Consolidated and Combined Financial Statements (unaudited) (continued)

attainment in January 2012. After the establishment of a new monitoring network and possible modeling implementation, areas will potentially be re-designated sometime in 2016. States with areas that do not meet the standard will be required to develop rules to bring areas into compliance within five years of designation. Additionally, under certain permitting circumstances, emissions from some existing Partnership combustion sources may need to be assessed and mitigated. The Partnership will continue to monitor this matter and cannot estimate the impact of these rules at this time.
16.    Accumulated Other Comprehensive Loss
The following tables display the components of Accumulated Other Comprehensive Loss for the three and six months ended June 30, 2015 and 2014:

Three Months Ended June 30, 2015 (in millions)	Gains and Losses on Cash Flow Hedges	Pension and OPEB Items	Accumulated Other Comprehensive Loss
Balance as of April 1, 2015	$(4.1)	$(0.1)	$(4.2)
Other comprehensive income before reclassifications	—	—	—
Amounts reclassified from accumulated other comprehensive income(2)	0.5	—	0.5
Net current-period other comprehensive (loss) income	0.5	—	0.5
Allocation of accumulated other comprehensive loss to noncontrolling interest	0.4	—	0.4
Balance as of June 30, 2015	$(4.0)	$(0.1)	$(4.1)

Six Months Ended June 30, 2015 (in millions)	Gains and Losses on Cash Flow Hedges(1)	Pension and OPEB Items(1)	Accumulated Other Comprehensive Loss(1)
Balance as of January 1, 2015	$(16.6)	$(0.1)	$(16.7)
Predecessor net tax liabilities not assumed by Columbia OpCo(3)	(10.2)	(0.1)	(10.3)
Other comprehensive income before reclassifications	—	—	—
Amounts reclassified from accumulated other comprehensive income(2)	0.6	—	0.6
Net current-period other comprehensive (loss) income	0.6	—	0.6
Allocation of accumulated other comprehensive loss to noncontrolling interest	(22.2)	(0.1)	(22.3)
Balance as of June 30, 2015	$(4.0)	$(0.1)	$(4.1)
(1)All amounts prior to the IPO are net of tax. Amounts in parentheses indicate debits.
(2) Includes amounts allocated to noncontrolling interest.
(3) Reflects the non-cash elimination of all historical current and deferred income taxes other than Tennessee state income taxes that will continue to be borne by the Partnership post-IPO.

ITEM 1. FINANCIAL STATEMENTS (continued)
Columbia Pipeline Partners LP
Notes to Condensed Consolidated and Combined Financial Statements (unaudited) (continued)

Three Months Ended June 30, 2014 (in millions)	Gains and Losses on Cash Flow Hedges(1)	Pension and OPEB Items(1)	Accumulated Other Comprehensive Loss(1)
	Predecessor
Balance as of April 1, 2014	$(17.3)	$(0.1)	$(17.4)
Other comprehensive income before reclassifications	—	—	—
Amounts reclassified from accumulated other comprehensive income	0.2	—	0.2
Net current-period other comprehensive income	0.2	—	0.2
Balance as of June 30, 2014	$(17.1)	$(0.1)	$(17.2)

Six Months Ended June 30, 2014 (in millions)	Gains and Losses on Cash Flow Hedges(1)	Pension and OPEB Items(1)	Accumulated Other Comprehensive Loss(1)
	Predecessor
Balance as of January 1, 2014	$(17.6)	$(0.1)	$(17.7)
Other comprehensive income before reclassifications	—	—	—
Amounts reclassified from accumulated other comprehensive income	0.5		0.5
Net current-period other comprehensive income	0.5	—	0.5
Balance as of June 30, 2014	$(17.1)	$(0.1)	$(17.2)
(1)All amounts are net of tax. Amounts in parentheses indicated debits.

Equity Investment
Millennium Pipeline is an equity method investment and, therefore, Columbia OpCo is required to recognize a proportional share of Millennium Pipeline’s OCI. The remaining unrecognized loss at June 30, 2015 of $25.9 million, before tax, related to terminated interest rate swaps is being amortized over the period ending June 2025 into earnings using the effective interest method through interest expense as interest payments are made by Millennium Pipeline. The unrecognized loss of $25.9 million, before tax, and $16.6 million, after tax, at June 30, 2015 and December 31, 2014, respectively, is included in gains and losses on cash flow hedges above.
17.    Other, Net

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2015	2014	2015	2014
		Predecessor		Predecessor
AFUDC Equity	$4.9	$2.7	$8.4	$4.3
Miscellaneous	—	(0.1)	0.8	0.1
Total Other, net	$4.9	$2.6	$9.2	$4.4

ITEM 1. FINANCIAL STATEMENTS (continued)
Columbia Pipeline Partners LP
Notes to Condensed Consolidated and Combined Financial Statements (unaudited) (continued)

18.    Supplemental Cash Flow Information
The following table provides additional information regarding the Partnership’s Condensed Statements of Consolidated and Combined Cash Flows (unaudited) for the six months ended June 30, 2015 and 2014:

(in millions)	2015	2014
		Predecessor
Supplemental Disclosures of Cash Flow Information
Non-cash transactions:
Capital expenditures included in current liabilities(1)	$184.5	$94.0
Schedule of interest and income taxes paid:
Cash paid for interest, net of interest capitalized amounts	$21.3	$27.7
Cash paid for income taxes	—	35.7
(1) Capital expenditures included in current liabilities is comprised of "Accrued capital expenditures" and certain other amounts included within "Accounts payable" on the Condensed Consolidated and Combined Balance Sheet (unaudited).
19.    Concentration of Credit Risk
Columbia Gas of Ohio, an affiliated party, accounted for greater than 10% of total operating revenues for the three and six months ended June 30, 2015 and 2014. The following tables provide the customer's operating revenues and percentage of total operating revenues for the three and six months ended June 30, 2015 and 2014:

Three Months Ended June 30,	2015		2014
(in millions)	Total Operating Revenues	Percentage of Total Operating Revenues	Total Operating Revenues	Percentage of Total Operating Revenues
			Predecessor
Columbia Gas of Ohio(1)	$36.2	11.5%	$36.0	10.5%

Six Months Ended June 30,	2015		2014
(in millions)	Total Operating Revenues	Percentage of Total Operating Revenues	Total Operating Revenues	Percentage of Total Operating Revenues
			Predecessor
Columbia Gas of Ohio(1)	$85.1	13.0%	$83.6	12.1%
(1) Represents the gross amount of revenue contracted for with Columbia Gas of Ohio and, therefore, subject to risk at the loss of this customer. Columbia Gas of Ohio has entered into certain capacity release arrangements with third parties which ultimately can decrease the net revenue amount we receive from Columbia Gas of Ohio in any given period.
There was no other single customer that accounted for greater than 10% of operating revenues for the three and six months ended June 30, 2015 and 2014. The loss of a significant portion of operating revenues from this customer would have a material adverse effect on the business of the Partnership.
20.     Subsequent Events
Distribution. On July 30, 2015, the board of directors of MLP GP, the Partnership's general partner, declared a quarterly cash distribution for the period April 1, 2015 through June 30, 2015, of $0.1675 per unit, or $16.9 million. This distribution is payable on August 20, 2015, to unitholders of record as of August 13, 2015.
Separation. On June 2, 2015, NiSource's board of directors approved the distribution of all the shares of CPG to holders of NiSource common stock. In order to allow NiSource to effect the Separation, CPG requested, and the SEC declared effective, CPG's registration statement on Form 10 on June 2, 2015.

ITEM 1. FINANCIAL STATEMENTS (continued)
Columbia Pipeline Partners LP
Notes to Condensed Consolidated and Combined Financial Statements (unaudited) (continued)

Effective July 1, 2015, CPG authorized 317.6 million shares of common stock. On July 1, 2015, NiSource distributed 317.6 million shares, one share of CPG common stock for every one share of NiSource common stock, held by NiSource shareholders of record as of the close of business on June 19, 2015, the record date of the distribution. At the close of business on July 1, 2015, CPG became an independent, publicly traded company as a result of the distribution. CPG's common stock began trading "regular-way" under the stock ticker symbol "CPGX" on the NYSE on July 2, 2015.

Gain on Conveyances. On December 29, 2014, CEVCO finalized an agreement with CNX Gas Company LLC, ("CNX"), a wholly owned subsidiary of CONSOL Energy, to lease approximately 20,000 acres of Utica Shale and Upper Devonian gas rights in Greene and Washington Counties in Pennsylvania and Marshall and Ohio Counties in West Virginia. Under the terms of the agreement, on July 1, 2015 CEVCO conveyed acres to CNX resulting in a bonus payment of $35.8 million. This amount will be recorded as a gain on conveyances in the third quarter of 2015.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Columbia Pipeline Partners LP

Unless the context otherwise requires, references in this Quarterly Report on Form 10-Q (this "Form 10-Q") to the “Predecessor,” “our predecessor,” “we,” “our,” “us” or like terms when used in a context for periods prior to February 11, 2015, refer to the accounting predecessor to Columbia Pipeline Partners LP. References to “Columbia Pipeline Partners,” “we,” “our,” “us” and the “Partnership” or like terms when used in a context for periods subsequent to the IPO or prospectively, refer to Columbia Pipeline Partners LP and its subsidiaries. We refer to our general partner, CPP GP LLC, as our “general partner” and refer to NiSource Inc. and its subsidiaries as “NiSource.”

This discussion and analysis should be read in conjunction with information contained in our accompanying unaudited consolidated and combined interim financial statements and the notes thereto and our combined financial statements and notes thereto included in our 2014 Form 10-K.
Note regarding forward-looking statements
This Form 10-Q includes certain “forward-looking statements,” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements give our current expectations, contain projections of results of operations or of financial condition, or forecasts of future events. Words such as “may,” “assume,” “forecast,” “position,” “predict,” “strategy,” “expect,” “intend,” “plan,” “estimate,” “anticipate,” “believe,” “project,” “budget,” “potential,” or “continue,” and similar expressions are used to identify forward-looking statements. They can be affected by assumptions used or by known or unknown risks or uncertainties. Consequently, no forward-looking statements can be guaranteed. When considering these forward-looking statements, you should keep in mind the risk factors and other cautionary statements in this report. Actual results may vary materially. You are cautioned not to place undue reliance on any forward-looking statements. You should also understand that it is not possible to predict or identify all such factors and should not consider the following list to be a complete statement of all potential risks and uncertainties. Factors that could cause our actual results to differ materially from the results contemplated by such forward-looking statements include:

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
Other factors described herein, as well as factors that are unknown or unpredictable, could also have a material adverse effect on future results. Please see Item 1A “Risk Factors” in our 2014 Form 10-K and this Form 10-Q. Except as required by applicable securities laws, we do not intend to update these forward-looking statements and information.
Executive Overview
We are a fee-based, growth-oriented Delaware limited partnership formed by NiSource to own, operate and develop a portfolio of pipelines, storage and related midstream assets. We closed our IPO on February 11, 2015 of 53,833,107 common units. Please see Note 2, "Initial Public Offering" in the Notes to Condensed Consolidated and Combined Financial Statements (unaudited) for further discussion. Our business and operations are conducted through Columbia OpCo, a recently formed partnership between CEG and us. Our assets consist of a 15.7% limited partner interest in Columbia OpCo, as well as the non-economic general partner interest in Columbia OpCo. Through our ownership of Columbia OpCo’s general partner, we control all of Columbia OpCo’s assets and operations. As a result, we consolidate Columbia OpCo and CEG's retained interest of 84.3% is recorded as a noncontrolling interest in our consolidated financial statements.
Columbia OpCo owns substantially all of the natural gas transmission and storage assets of CEG, including approximately 15,000 miles of strategically located interstate pipelines extending from New York to the Gulf of Mexico and an underground natural gas storage system, with approximately 300 MMDth of working gas capacity, as well as related gathering and processing assets. Columbia OpCo’s revenue, excluding tracker-related revenues, generated under firm revenue contracts was 95% and 94% for the three and six months ended June 30, 2015, respectively. As of June 30, 2015, these contracts had a weighted average remaining contract life of 5.4 years.
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
Separation of Columbia Pipeline Group, Inc.
On June 2, 2015, NiSource's board of directors approved the distribution of all the shares of CPG to holders of NiSource common stock (the "Separation"). The Separation occurred on July 1, 2015. Following the Separation, CPG continues to indirectly own MLP GP, our general partner, 84.3% of the limited partner interests in Columbia OpCo and the limited partner interests in us that are not owned by the public.
Commercial Growth and Expansion
We believe that we are well-positioned to attract volumes to our systems through cost-effective capacity expansions. For example, we have recently completed or we are currently undertaking the following expansions:

•
West Side Expansion (Columbia Gulf-Bi-Directional). This project will increase capacity by up to 540,000 Dth/d to transport Marcellus production originating in West Virginia to Gulf Coast markets on the Columbia Gulf system. A portion of the project was placed in service in the fourth quarter of 2014 and the remaining portion will be placed in service in the third quarter of 2015. The total investment for the project is $113 million.

•
Chesapeake LNG. This approximately $28 million project was placed into service the second quarter of 2015 and replaced 120,000 Dth/d of existing LNG peak shaving facilities nearing the end of their useful lives.

•
Big Pine Expansion. We are investing approximately $65 million to extend the Big Pine pipeline and add compression facilities that will add incremental capacity. The project will support Marcellus shale production in western Pennsylvania. We expect the project piping to be placed in service in the third quarter of 2015 and the compression to be placed in service in 2016.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
Columbia Pipeline Partners LP

•
East Side Expansion. We have received FERC authorization to construct facilities to provide access for production from the Marcellus shale to northeastern and mid-Atlantic markets. The approximately $275 million project will add 312,000 Dth/d of capacity and is expected to be placed in service in the fourth quarter of 2015.

•
Washington County Gathering. A producer has contracted with us to build an approximately 20 mile gas gathering system in southwestern Pennsylvania. We expect to invest approximately $120 million through 2018 with initial project in-service in the third quarter of 2015.

•
Kentucky Power Plant Project. We expect to invest approximately $25 million to construct 2.7 miles of 16-inch pipeline and other facilities to a power plant near Columbia Gas Transmission’s Line P. This project will provide up to 72,000 Dth/d of new firm service and will be placed in service in the second quarter of 2016.

•
Utica Access Project. We expect to invest approximately $50 million to construct 4.7 miles of 24-inch pipeline to provide 205,000 Dth/d of new firm transportation to provide Utica production access to liquid trading points on Columbia Gas Transmission's system. This project is expected to be placed in service in the fourth quarter of 2016.

•
Gibraltar Project. We expect to invest approximately $275 million to construct an approximately 1 MMDth/d dry gas header pipeline in southwest Pennsylvania. We expect this to be the first of multiple phases with an initial in-service in the third quarter of 2016.

•
Leach XPress. This project will provide approximately 1.5 MMDth/d of capacity from the Marcellus and Utica production regions to the Leach compressor station located on the Columbia Gulf system, TCO Pool, and other markets on the Columbia Gas Transmission system. We expect the project, which involves an estimated investment of $1.4 billion, to be placed in service in the fourth quarter of 2017.

•
Rayne XPress. This project will transport approximately 1 MMDth/d of southwest Marcellus and Utica production from the Leach, Kentucky interconnect with Columbia Gas Transmission towards the Rayne compressor station in southern Louisiana to reach various Gulf Coast markets. We expect the project, which involves an estimated investment of $380 million, to be placed in service in the fourth quarter of 2017.

•
Millennium Lateral. We intend to invest approximately $20 million through our ownership stake in Millennium Pipeline to construct approximately 8 miles of 16-inch pipeline to a new power plant situated near Wawayanda, New York. This project will provide up to 127,000 Dth/d of new firm capacity and will be placed in service in the fourth quarter of 2017.

•
Cameron Access Project. This project, which involves an investment of approximately $310 million, will provide 800,000 Dth/d of transportation capacity on the Columbia Gulf system to the Cameron LNG export terminal in Louisiana. We expect the project to be placed in service in the first quarter of 2018.

•
WB XPress. This project, which involves an investment of approximately $850 million, will expand Columbia Gas Transmission's WB system in order to transport approximately 1.3 MMDth/d of Marcellus production to pipeline interconnects and East Coast markets, including access to the Cove Point LNG terminal. We expect this project to be placed in service in the fourth quarter of 2018.

•
Mountaineer XPress. This approximately $2.0 billion project will provide new takeaway capacity for Marcellus and Utica production. The project, which is expected to be placed in service in the fourth quarter of 2018, will provide up to 2.7 MMDth/d of firm transportation capacity on the Columbia Gas Transmission system.

•
Gulf XPress. Gulf XPress will provide 860,000 Dth/d of firm transportation capacity for Marcellus and Utica production on the Columbia Gulf system. This project involves an investment of approximately $0.7 billion and is expected to be placed in service in the fourth quarter of 2018.

Finally in 2013, Columbia Gas Transmission and its customers entered into a modernization settlement that provides recovery and return on an investment of up to $1.5 billion over a five-year period to modernize its system to improve system integrity and enhance service reliability and flexibility. The modernization program includes, among other things, replacement of aging pipeline and compressor facilities, enhancements to system inspection capabilities and improvements in control systems. Columbia Gas Transmission expects to invest approximately $300 million under the modernization program in 2015.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
Columbia Pipeline Partners LP

Items Affecting Comparability of our Financial Results
The historical financial results discussed below may not be comparable to our future financial results for the following reasons:

•
For periods prior to the closing of the IPO on February 11, 2015, the financial statements included in this Form 10-Q were derived from the financial statements and accounting records of the Predecessor. The Predecessor’s results of operations historically included revenues and expenses relating to 100% of NiSource’s Columbia Pipeline Group reportable segment. NiSource did not contribute Crossroads Pipeline Company, Columbia Pipeline Group Services Company and Central Kentucky Transmission Company to Columbia OpCo. Such assets were historically included in NiSource’s Columbia Pipeline Group reportable segment, but constituted an immaterial impact on the Predecessor’s results of operations. CNS Microwave is not included in the Predecessor but was contributed to Columbia OpCo.

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

•
Upon the closing of the IPO, short-term borrowings-affiliated and a portion of the long-term debt-affiliated (including current portion of long-term debt-affiliated) have been transferred to an affiliate of NiSource and the related interest expense is no longer being incurred.

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

•
We have entered into a $500 million revolving credit facility. We will incur interest expense at customary short-term interest rates. As of June 30, 2015, we had borrowings of $20.0 million and issued no letters of credit under the revolving credit facility.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
Columbia Pipeline Partners LP

Results of Operations
Three and Six Months Ended June 30, 2015
The following schedule presents our historical consolidated and combined key operating and financial metrics.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2015	2014	2015	2014
		Predecessor		Predecessor
Operating Revenues
Transportation revenues	$237.3	$260.5	$485.2	$507.4
Transportation revenues-affiliated	18.4	18.9	47.1	47.5
Storage revenues	36.2	36.0	72.8	72.3
Storage revenues-affiliated	12.9	13.2	26.2	26.9
Other revenues	10.8	14.8	23.5	34.8
Total Operating Revenues	315.6	343.4	654.8	688.9
Operating Expenses
Operation and maintenance	138.0	176.1	248.0	313.9
Operation and maintenance-affiliated	38.6	29.5	74.7	57.8
Depreciation and amortization	33.0	28.8	65.3	58.5
Gain on sale of assets	(8.3)	(0.3)	(13.6)	(17.8)
Property and other taxes	19.1	17.2	38.1	35.7
Total Operating Expenses	220.4	251.3	412.5	448.1
Equity Earnings in Unconsolidated Affiliates	14.0	11.1	28.9	20.9
Operating Income	109.2	103.2	271.2	261.7
Other Income (Deductions)
Interest expense-affiliated	(6.3)	(12.6)	(17.7)	(24.7)
Other, net	4.9	2.6	9.2	4.4
Total Other Deductions, net	(1.4)	(10.0)	(8.5)	(20.3)
Income before Income Taxes	107.8	93.2	262.7	241.4
Income Taxes	—	34.2	23.7	89.9
Net Income	$107.8	$59.0	$239.0	$151.5
Less: Predecessor net income prior to IPO on February 11, 2015	—		42.7
Net income subsequent to IPO	107.8		196.3
Less: Net income attributable to noncontrolling interest in Columbia OpCo subsequent to IPO	91.5		166.7
Net income attributable to limited partners subsequent to IPO	$16.3		$29.6
Throughput (MMDth)
Columbia Gas Transmission	315.1	293.9	812.4	759.8
Columbia Gulf	137.3	145.4	283.0	330.3
Total	452.4	439.3	1,095.4	1,090.1

Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014
Operating Revenues. Operating revenues were $315.6 million for the second quarter of 2015, a decrease of $27.8 million from the same period in 2014. The decrease in operating revenues was due primarily to decreased revenue of $48.1 million attributable to the recovery of operating costs under certain regulatory tracker mechanisms, which are offset in expense. This decrease was partially offset by increased revenue of $25.0 million primarily from the CCRM, the West Side Expansion growth project and other new contracts.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
Columbia Pipeline Partners LP

Operating Expenses. Operating expenses were $220.4 million for the second quarter of 2015, a decrease of $30.9 million from the same period in 2014. The decrease in operating expenses was primarily due to $48.1 million of decreased operating costs under certain regulatory tracker mechanisms, recoveries of which are offset in operating revenues, and higher gains on the sale of assets of $8.0 million. These decreases were partially offset by higher outside service costs of $7.7 million, increased employee and administrative expenses of $7.3 million and higher depreciation of $4.2 million.
Equity Earnings in Unconsolidated Affiliates. Equity earnings in unconsolidated affiliates were $14.0 million for the second quarter of 2015, an increase of $2.9 million from the same period in 2014. Equity earnings increased primarily due to the Pennant joint venture going fully in-service.
Other Income (Deductions). Other income (deductions) in the second quarter of 2015 reduced income by $1.4 million compared to a reduction in income of $10.0 million in the same period in 2014. The decrease was primarily due to a decrease in interest expense due to the repayment of long-term debt.
Income Taxes. The effective income tax rates were zero and 36.7% in the second quarter of 2015 and 2014, respectively. The change in the overall effective tax rates between 2015 and 2014 was due to income that is not subject to income tax at the partnership level.
Throughput. Throughput totaled 452.4 MMDth for the second quarter of 2015, compared to 439.3 MMDth for the same period in 2014. The increase of 13.1 MMDth is primarily due to increased transportation of Marcellus and Utica natural gas production and increased deliveries to the power generation plants of the LDCs.
Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014
Operating Revenues. Operating revenues were $654.8 million for the six months ended June 30, 2015, a decrease of $34.1 million from the same period in 2014. The decrease in operating revenues was due primarily to decreased revenue of $75.5 million attributable to recovery of operating costs under certain regulatory tracker mechanisms, which are offset in expense, and decreased mineral rights royalty revenue of $4.1 million. These decreases were partially offset by increased revenue of $55.7 million primarily from the CCRM, the West Side Expansion and Warren County projects and other new contracts.
Operating Expenses. Operating expenses were $412.5 million for the six months ended June 30, 2015, a decrease of $35.6 million from the same period in 2014. The decrease in operating expenses was primarily due to $75.5 million of decreased operating costs under certain regulatory tracker mechanisms, recoveries of which are offset in operating revenues. This decrease was partially offset by higher employee and administrative expenses of $14.8 million, increased outside service costs of $9.7 million and higher depreciation of $6.8 million. Additionally, there was a reduction in the gain on the sale of assets of $4.2 million and increased other taxes of $2.4 million.
Equity Earnings in Unconsolidated Affiliates. Equity earnings in unconsolidated affiliates were $28.9 million for the six months ended June 30, 2015, an increase of $8.0 million from the same period in 2014. Equity earnings increased primarily due to the Pennant joint venture going fully in-service and new compression assets being placed into service at Millennium Pipeline.

Other Income (Deductions). Other income (deductions) for the six months ended June 30, 2015 reduced income by $8.5 million compared to a reduction in income of $20.3 million in the same period in 2014. The decrease was primarily due to a decrease in interest expense due to the repayment of long-term debt and an increase in the equity portion of AFUDC.

Income Taxes. The effective income tax rates were 9.0% and 37.2% for the six months ended June 30, 2015 and 2014, respectively. The change in the overall effective tax rates between 2015 and 2014 was primarily due to the effects of tax credits, state income taxes, utility rate making, other permanent book-to-tax differences, and post-IPO income that is not subject to income tax at the partnership level.

Throughput. Throughput for the Columbia Pipeline Group Operations segment totaled 1,095.4 MMDth for the six months ended June 30, 2015, compared to 1,090.1 MMDth for the same period in 2014. The increase of 5.3 MMDth is primarily due to increased Marcellus and Utica natural gas production.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
Columbia Pipeline Partners LP

Non-GAAP Financial Measures
Adjusted EBITDA and Partnership Distributable Cash Flow
We define Adjusted EBITDA as net income before interest expense, income taxes, and depreciation and amortization, plus distributions of earnings received from equity investees, less equity earnings in unconsolidated affiliates and other, net. In addition, to the extent transactions occur that are considered unusual, infrequent or not representative of underlying trends, we will remove the effect of these items from Adjusted EBITDA. Examples of these transactions include impairments and costs associated with the Separation. We define Partnership Distributable Cash Flow as Adjusted EBITDA less net cash interest expense, maintenance capital expenditures, gain on sale of assets and distributable cash flow attributable to noncontrolling interest plus proceeds from the sale of assets, capital costs related to the Separation and any other known differences between cash and income.
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

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2015	2014	2015	2014
		Predecessor		Predecessor
Net Income	$107.8	$59.0	$239.0	$151.5
Add:
Interest expense-affiliated	6.3	12.6	17.7	24.7
Income taxes	—	34.2	23.7	89.9
Depreciation and amortization	33.0	28.8	65.3	58.5
Distributions of earnings received from equity investees	9.6	5.3	27.9	12.9
Less:
Equity earnings in unconsolidated affiliates	14.0	11.1	28.9	20.9
Other, net	4.9	2.6	9.2	4.4
Adjusted EBITDA	$137.8	$126.2	$335.5	$312.2
Less:
Adjusted EBITDA attributable to Predecessor prior to IPO	—		79.4
Adjusted EBITDA attributable to noncontrolling interest in Columbia OpCo subsequent to IPO	116.5		216.6
Adjusted EBITDA attributable to Partnership subsequent to IPO	$21.3		$39.5

Net Cash Flows from Operating Activities	$151.2	$135.0	$324.9	$337.5
Interest expense-affiliated	6.3	12.6	17.7	24.7
Current taxes	—	15.7	13.2	42.5
Other adjustments to operating cash flows	12.0	(1.6)	9.1	14.0
Changes in assets and liabilities	(31.7)	(35.5)	(29.4)	(106.5)
Adjusted EBITDA	$137.8	$126.2	$335.5	$312.2
Less:
Adjusted EBITDA attributable to Predecessor prior to IPO	—		79.4
Adjusted EBITDA attributable to noncontrolling interest in Columbia OpCo subsequent to IPO	116.5		216.6
Adjusted EBITDA attributable to Partnership subsequent to IPO	$21.3		$39.5

Adjusted EBITDA	$137.8		$335.5
Less:
Cash interest, net	6.3		17.7
Maintenance capital expenditures	50.1		70.7
Gain on sale of assets	8.3		13.6
Distributable cash flow attributable to Predecessor prior to IPO	—		67.8
Distributable cash flow attributable to noncontrolling interest subsequent to IPO	70.0		159.0
Add:
Proceeds from sales of assets	8.8		19.0
Capital costs related to Separation	0.6		2.7
Partnership Distributable Cash Flow	$12.5		$28.4

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
Columbia Pipeline Partners LP

Liquidity and Capital Resources
Our principal liquidity requirements are to finance our operations, fund capital expenditures and acquire additional interests in Columbia OpCo, make cash distributions and satisfy our indebtedness obligations. Our ability to meet these liquidity requirements will depend on our ability to generate cash in the future. Historically, our sources of liquidity included cash generated from operations and intercompany loans from NiSource Finance, a wholly owned subsidiary of NiSource. We also participated in NiSource Finance's money pool administered by NiSource Corporate Services, whereby on a daily basis cash balances residing in our bank accounts are swept into a CPG corporate account. Therefore, our historical financial statements reflect little or no cash balances.
In connection with our IPO, we established separate bank accounts, but CEG or its affiliates continue to provide treasury services on our general partner’s behalf under our omnibus agreement. Unlike our transactions with third parties, which ultimately settle in cash, our affiliate transactions are settled on a net basis through an intercompany receivable/payable with affiliates. Due to capital expenditures funded in this manner, these balances accumulated over time to reflect a net payable to NiSource. In connection with our IPO, CEG assumed the liability for approximately $1,200.0 million of intercompany debt owed to NiSource Finance by certain subsidiaries in the Columbia Pipeline Group Operations segment, and NiSource Finance novated the $1,200.0 million of intercompany debt from the subsidiaries to CEG.
Subsequent to our IPO, we expect our sources of liquidity to include:

•	cash generated from our operations;

•	our $500.0 million revolving credit facility;

•	cash distributions received from Columbia OpCo;

•	issuances of additional partnership units;

•	debt offerings;

•
$750.0 million of reserved borrowing capacity under an intercompany money pool initially with NiSource Finance, and following the Separation with CPG, in which Columbia OpCo and its subsidiaries are participants; and

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
Cash Flow. Net cash from operating activities, net cash used for investing activities and net cash from financing activities for the six months ended June 30, 2015 and 2014, were as follows:

	Six Months Ended June 30,
(in millions)	2015	2014
Net cash from operating activities	$324.9	$337.5
Net cash used for investing activities	(947.8)	(353.5)
Net cash from financing activities	758.5	15.8
Operating Activities
Net cash from operating activities for the six months ended June 30, 2015 was $324.9 million, a decrease of $12.6 million compared to the six months ended June 30, 2014. The decrease in net cash from operating activities was primarily attributable to customer deposits related to growth projects of $75.6 million received last year offset by other changes in working capital.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
Columbia Pipeline Partners LP

Pension and Other Postretirement Plan Funding. We do not expect to make any material contributions to our pension plans and expect to make contributions of approximately $9.9 million to our postretirement medical and life plans in 2015. For the six months ended June 30, 2015, we had no contributions to our pension plans and contributed $3.0 million to our other postretirement medical and life plans.
Investing Activities
Capital expenditures for the six months ended June 30, 2015 were $430.6 million, compared to $296.6 million for the comparable period in 2014. This increased spending is mainly due to higher spending on various growth projects primarily in the Marcellus and Utica Shale areas and for expenditures under the modernization program. We project 2015 capital expenditures to be approximately $1.2 billion.
Short-term lendings-affiliated for the six months ended June 30, 2015 were $527.1 million, compared to $10.4 million for the comparable period in 2014. This increase was primarily a result of investing net proceeds from the IPO into the money pool.
Contributions to equity investees decreased $57.0 million primarily due to no contributions being made during the first six months of 2015. During the six months ended June 30, 2014, the Predecessor contributed $52.2 million and $2.6 million to Pennant and Millennium Pipeline, respectively, to fund capital projects.

Financing Activities
Net cash from financing activities for the six months ended June 30, 2015 were $758.5 million, an increase of $742.7 million compared to the six months ended June 30, 2014. The increase in net cash from financing activities was primarily due to net proceeds of the IPO of $1,168.4 million offset by the $500.0 million return of pre-formation capital expenditures to CEG. Refer to Note 2, “Initial Public Offering,” in the Notes to Consolidated and Combined Financial Statements (unaudited) for more information.
Columbia Pipeline Partners LP Credit Agreement. On December 5, 2014, we entered into a $500.0 million senior revolving credit facility, of which $50.0 million in letters of credit is available. The credit facility is available for general partnership purposes, including working capital and capital expenditures, including the funding of capital calls.
Our obligations under the revolving credit facility are unsecured. The loans thereunder bear interest at our option at either (i) the greatest of (a) the federal funds effective rate plus 0.50 percent, (b) the reference prime rate of Wells Fargo Bank, National Association or (c) the Eurodollar rate which is based on the London Interbank Offered Rate (“LIBOR”), plus 1.00 percent, each of which is subject to a margin that varies from 0.000 percent to 0.650 percent per annum, according to the credit rating of CPG, or (ii) the Eurodollar rate plus a margin that varies from 1.000 percent to 1.650 percent per annum, according to the credit rating of CPG. The revolving credit facility is subject to a facility fee that varies from 0.125 percent to 0.350 percent per annum, according to the credit rating of CPG.
The revolving indebtedness under the credit facility ranks equally with all our outstanding unsecured and unsubordinated debt. CPG, CEG, OpCo GP and Columbia OpCo have each fully guaranteed the credit facility.
The revolving credit facility was executed on December 5, 2014 but did not become effective until the closing of our IPO. Additionally, our revolving credit facility contains various covenants and restrictive provisions which, among other things, limit our ability and our restricted subsidiaries’ ability to incur additional indebtedness, guarantees and/or liens; consolidate, merge or transfer all or substantially all of our assets; make certain investments or restricted payments; modify certain material agreements; engage in certain types of transactions with affiliates; dispose of assets; and prepay certain indebtedness; each of which is subject to customary and usual exceptions and baskets, including an exception to the limitation on restricted payments for distributions of available cash, as permitted by our organizational documents. The restricted payment provision does not prohibit us or any of our restricted subsidiaries from making distributions in accordance with our respective organizational documents unless there has been an event of default (as defined in our revolving credit agreement), and neither us nor any of our restricted subsidiaries has any restrictions on our ability to make distributions under our organizational documents. In particular, in accordance with our partnership agreement, the general partner has adopted a policy that we will make quarterly cash distributions in amounts equal to at least the minimum quarterly distribution of $0.1675 on each common and subordinated unit. If we fail to perform our obligations under these and other covenants, the revolving credit commitment could be terminated and any outstanding borrowings, together with accrued interest, under the revolving credit facility could be declared immediately due and payable. Our revolving credit

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
Columbia Pipeline Partners LP

facility also contains customary events of default, including cross default provisions that apply to any other indebtedness we may have with an outstanding principal amount in excess of $50.0 million.
The revolving credit facility also contains certain financial covenants that require us to maintain a consolidated total leverage ratio that does not exceed (i) 5.75 to 1.00 for the period of four consecutive fiscal quarters (“test period”) ending December 31, 2015, (ii) 5.50 to 1.00 for any test period ending after December 31, 2015 and on or before December 31, 2017, and (iii) 5.00 to 1.00 for any test period ending after December 31, 2017, provided that after December 31, 2017 and during a Specified Acquisition Period (as defined in the revolving credit facility), the leverage ratio shall not exceed 5.50 to 1.00.
A breach of any of these covenants could result in a default in respect of the related debt. If a default occurred, the relevant lenders could elect to declare the debt, together with accrued interest and other fees, to be immediately due and payable and proceed against us or any guarantor.
As of June 30, 2015, we were in compliance with these covenants. As of June 30, 2015, we had $20.0 million in outstanding borrowings and issued no letters of credit under the revolving credit facility.
Columbia OpCo Money Pool Agreement and CPG Credit Agreement. In connection with the closing of our IPO, Columbia OpCo and its subsidiaries entered into an intercompany money pool agreement initially with NiSource Finance and, following the Separation, with CPG with $750.0 million of reserved borrowing capacity. The money pool is available for its general partnership purposes, including capital expenditures and working capital.
In furtherance of the money pool arrangement, CPG has entered into a $1,500.0 million senior revolving credit facility, which became effective at the time of the Separation, and of which $750.0 million will be utilized as credit support for Columbia OpCo and its subsidiaries in connection with the money pool arrangement. Otherwise, CPG expects that its credit facility will be available for its general corporate purposes, including working capital.
Obligations under the CPG revolving credit facility are unsecured. Each of CEG, OpCo GP and Columbia OpCo is a guarantor of CPG’s revolving credit facility. The loans thereunder shall bear interest at CPG’s option at either (i) the greatest of (a) the federal funds effective rate plus 0.50 percent, (b) the reference prime rate of JPMorgan Chase Bank, N.A., or (c) the Eurodollar rate which is based on the London Interbank Offered Rate (“LIBOR”), plus 1.00 percent, each of which is subject to a margin that varies from 0.000 percent to 0.650 percent per annum, according to the credit rating of CPG, or (ii) the Eurodollar rate plus a margin that varies from 1.000 percent to 1.650 percent per annum, according to the credit rating of CPG. CPG’s revolving credit facility is subject to a facility fee that varies from 0.125 percent to 0.350 percent per annum, according to the credit rating of CPG.
CPG’s revolving credit facility was executed on December 5, 2014, but did not become effective until the completion of the Separation. Additionally, as a guarantor and restricted subsidiary, Columbia OpCo is subject to various customary covenants and restrictive provisions which, among other things, limit CPG’s and its restricted subsidiaries’ ability to incur additional indebtedness, guarantees and/or liens; consolidate, merge or transfer all or substantially all of their assets; make certain investments or restricted payments; modify certain material agreements; engage in certain types of transactions with affiliates; dispose of assets; and prepay certain indebtedness; each of which is subject to customary and usual exceptions and baskets, including an exception to the limitation on restricted payments for distributions of available cash, as permitted by their organizational documents. The restricted payment provision does not prohibit CPG or any of its restricted subsidiaries from making distributions in accordance with their respective organizational documents unless there has been an event of default (as defined in CPG's revolving credit agreement), and neither CPG nor any of its restricted subsidiaries has any restrictions on its ability to make distributions under its organizational documents. If Columbia OpCo fails to perform its obligations under these and other covenants, it could adversely affect Columbia OpCo’s ability to finance future business opportunities and make cash distributions to us. CPG’s revolving credit facility also contains customary events of default, including cross default provisions that apply to any other indebtedness CPG may have with an outstanding principal amount in excess of $50.0 million.
CPG’s revolving credit facility also contains certain financial covenants that require CPG to maintain a consolidated total leverage ratio that does not exceed (i) 5.75 to 1.00 for the period of four consecutive fiscal quarters (“test period”) ending December 31, 2015, (ii) 5.50 to 1.00 for any test period ending after December 31, 2015 and on or before December 31, 2017, and (iii) 5.00 to 1.00 for any test period ending after December 31, 2017, provided that after December 31, 2017 and during a Specified Acquisition Period (as defined in CPG’s revolving credit facility), the leverage ratio shall not exceed 5.50 to 1.00.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
Columbia Pipeline Partners LP

In addition, a breach of any of these covenants could result in a default in respect of the related debt. If a default occurred, the relevant lenders could elect to declare the debt, together with accrued interest and other fees, to be immediately due and payable and proceed against Columbia OpCo as a guarantor.
As of June 30, 2015, CPG was in compliance with these covenants. As of June 30, 2015, CPG had no borrowings outstanding and issued no letters of credit under the revolving credit facility.
Contractual Obligations. During the six months ended June 30, 2015, $20.0 million was drawn on our revolving credit facility. At the closing of our IPO, CEG assumed the liability for $1,200.0 million of short-term and long-term intercompany debt owed to NiSource Finance by certain subsidiaries of the Predecessor and NiSource Finance novated the $1,200.0 million of intercompany debt from the subsidiaries to CEG. The remaining long-term debt-affiliated as of June 30, 2015, is comprised of the long-term note originating on December 9, 2013. Refer to Note 5, "Transactions with Affiliates" in the Notes to Consolidated and Combined Financial Statements (unaudited) for more information.

The table below summarizes the long-term debt obligation as of June 30, 2015:

(in millions)	Total	2015	2016	2017	2018	2019	After
Short-term debt	$20.0	$20.0	$—	$—	$—	$—	$—
Long-term debt-affiliated	630.9	—	630.9	—	—	—	—
Interest payments on long-term debt	52.7	15.8	36.9	—	—	—	—
Total contractual obligations	$703.6	$35.8	$667.8	$—	$—	$—	$—
There were no material changes during the six months ended June 30, 2015 to our pipeline transportation capacity agreements and operating lease contractual obligations as of December 31, 2014.
Off Balance Sheet Arrangements
We do not have any off balance sheet arrangements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
Columbia Pipeline Partners LP

Other Information

Critical Accounting Policies
Our critical accounting policies are disclosed in the "Critical Accounting Policies" section of our 2014 Form 10-K. There were no significant changes to critical accounting policies for the period ended June 30, 2015.
Recently Issued Accounting Pronouncements
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 outlines a single, comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance. The core principle of the new standard is that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In July 2015, the FASB extended the adoption date for ASU 2014-09 to periods beginning after December 15, 2017, including interim periods, and the new standard is to be applied retrospectively with early adoption not permitted. We are currently evaluating the impact the adoption of ASU 2014-09 will have on the Condensed Consolidated and Combined Financial Statements (unaudited) or Notes to Condensed Consolidated and Combined Financial Statements (unaudited).

In April 2015, the FASB issued ASU 2015-06, Earnings Per Share (Topic 260): Effects on Historical Earnings per Unit of Master Limited Partnership Dropdown Transactions. ASU 2015-06 specifies that for purposes of calculating historical earnings per unit under the two-class method, the earnings (losses) of a transferred business before the date of a dropdown transaction should be allocated entirely to the general partner. Qualitative disclosures about how the rights to the earnings (losses) differ before and after the dropdown transaction occurs for purposes of computing earnings per unit under the two-class method are also required. We are required to adopt ASU 2015-06 for periods beginning after December 15, 2015, including interim periods, and the guidance is to be applied retrospectively, with early adoption permitted. We are currently evaluating the impact the adoption of ASU 2015-06 will have on the Condensed Consolidated and Combined Financial Statements (unaudited) or Notes to Condensed Consolidated and Combined Financial Statements (unaudited).

In April 2015, the FASB issued ASU 2015-05, Intangibles - Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer's Accounting for Fees Paid in a Cloud Computing Arrangement. ASU 2015-05 clarifies guidance on determining whether a cloud computing arrangement contains a software license that should be accounted for as internal-use software. We are required to adopt ASU 2015-05 for periods beginning after December 15, 2015, including interim periods, and the guidance is permitted to be applied either (1) prospectively to all agreements entered into or materially modified after the effective date or (2) retrospectively, with early adoption permitted. We are currently evaluating the impact the adoption of ASU 2015-05 will have on the Condensed Consolidated and Combined Financial Statements (unaudited) or Notes to Condensed Consolidated and Combined Financial Statements (unaudited).

In April 2015, the FASB issued ASU 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. ASU 2015-03 changes the way entities present debt issuance costs in financial statements by presenting issuance costs on the balance sheet as a direct deduction from the related liability rather than as a deferred charge. Amortization of these costs will continue to be reported as interest expense. We are required to adopt ASU 2015-03 for periods beginning after December 15, 2015, including interim periods, and the guidance is to be applied retrospectively with early adoption permitted. We are currently evaluating the impact the adoption of ASU 2015-03 will have on the Condensed Consolidated and Combined Financial Statements (unaudited) or Notes to Condensed Consolidated and Combined Financial Statements (unaudited).

In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis. ASU 2015-02 amends consolidation guidance by including changes to the variable and voting interest models used by entities to evaluate whether an entity should be consolidated. We are required to adopt ASU 2015-02 for periods beginning after December 15, 2015, including interim periods, and the guidance is to be applied retrospectively or using a modified retrospective approach, with early adoption permitted. We are currently evaluating the impact the adoption of ASU 2015-02 will have on the Condensed Consolidated and Combined Financial Statements (unaudited) or Notes to Condensed Consolidated and Combined Financial Statements (unaudited).

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
Columbia Pipeline Partners LP

Qualifying Income Status and Proposed Regulations
Pursuant to Internal Revenue Code Section 7704(c)(2), in order to be treated as a partnership for U.S. federal income tax purposes, more than 90 percent of the income of a partnership must be from certain specified sources, including the exploration, development, mining or production, processing, refining, marketing and transportation of minerals and natural resources.  On May 5, 2015, the Treasury Department and the IRS issued the Proposed Regulations regarding qualifying income under Section 7704(d)(1)(E) of the Code. The Proposed Regulations provide rules regarding the Qualifying Income Exception.  The comment period on the proposed new regulations ends on August 5, 2015. When the comment period closes, the IRS will review and analyze the comments received. During this time, they may consult with industry experts and others to fully understand the matter. However, there is no set time frame for this process and it can take months or years to finalize the proposed new regulations. Although we do not believe, based upon our current operations and language of the proposed regulations, that we will be treated as a corporation for U.S. federal income tax purposes, finalized regulations could modify the amount of our gross income that we are able to treat as qualifying income for purposes of the qualifying income requirement.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Columbia Pipeline Partners LP

Market Risk Disclosures

For quantitative and qualitative disclosures about market risk, see Item 7A. "Quantitative and Qualitative Disclosures About Market Risk" in our 2014 10-K. Our exposures to market risk have not changed materially since December 31, 2014.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
The principal executive officer and principal financial officer of our general partner performed an evaluation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and to ensure that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, the principal executive officer and principal financial officer of our general partner have concluded that our disclosure controls and procedures are effective as of June 30, 2015.
Changes in Internal Controls
There have been no changes in our internal control over financial reporting during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
Columbia Pipeline Partners LP

Please see Note 15 (“Other Commitments and Contingencies”) to Part I, Item I of this report, which is incorporated by reference into this Part II, Item 1, for a description of the litigation, legal and administrative proceedings and environmental matters.

ITEM 1A. RISK FACTORS

Except as set forth below, there have been no material changes to the risk factors previously disclosed in our 2014 Form 10-K.

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

In addition, on May 5, 2015, the IRS issued proposed regulations concerning which activities give rise to qualifying income within the meaning of Section 7704 of the Internal Revenue Code.  Although we do not believe, based upon our current operations and language of the proposed regulations, that we will be treated as a corporation for U.S. federal income tax purposes, finalized regulations could modify the amount of our gross income that we are able to treat as qualifying income for purposes of the qualifying income requirement.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

On July 30, 2015, we amended and restated our First Amended and Restated Agreement of Limited Partnership to correct a scrivener’s error in Section 7.9(d) by adding clause (B), which had inadvertently been omitted.

The foregoing description does not purport to be complete and is qualified in its entirety by reference to the complete text of the Second Amended and Restated Agreement of Limited Partnership of Columbia Pipeline Partners LP, a copy of which is filed as Exhibit 3.1 to this Form 10-Q and is incorporated herein by reference.

ITEM 6. EXHIBITS
Columbia Pipeline Partners LP
Exhibits designated by an asterisk (*) are filed herewith and those designated with asterisks (**) are furnished herewith; all exhibits not so designated are incorporated herein by reference to a prior filing as indicated.

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

(3.3)*	Second Amended and Restated Agreement of Limited Partnership of Columbia Pipeline Partners LP, dated as of July 30, 2015.

(4.1)
Indenture, dated as of May 22, 2015, by and among Columbia Pipeline Group, Inc., as Issuer, CPG OpCo LP, Columbia Energy Group, and CPG OpCo GP LLC, as Guarantors, and U.S. Bank National Association, as Trustee (Incorporated by reference to Exhibit 4.1 of the Partnership’s Current Report on Form 8-K (File No. 001-36835) filed on May 22, 2015).

(4.2)
Registration Rights Agreement, dated as of May 22, 2015, by and among Columbia Pipeline Group, Inc., the Subsidiary Guarantors party thereto, and the representatives of the Initial Purchasers (as defined therein) (Incorporated by reference to Exhibit 4.2 of the Partnership’s Current Report on Form 8-K (File No. 001-36835) filed on May 22, 2015).

(4.3)	Form of 2.45% Senior Note due 2018 (Incorporated by reference to Exhibit 4.1 of the Partnership’s Current Report on Form 8-K (File No. 001-36835) filed on May 22, 2015).

(4.4)	Form of 3.30% Senior Note due 2020(Incorporated by reference to Exhibit 4.1 of the Partnership’s Current Report on Form 8-K (File No. 001-36835) filed on May 22, 2015).

(4.5)	Form of 4.50% Senior Note due 2025 (Incorporated by reference to Exhibit 4.1 of the Partnership’s Current Report on Form 8-K (File No. 001-36835) filed on May 22, 2015).

(4.6)	Form of 5.80% Senior Note due 2045(Incorporated by reference to Exhibit 4.1 of the Partnership’s Current Report on Form 8-K (File No. 001-36835) filed on May 22, 2015).

(31.1)*	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)*	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32.1)**	Certification of Chief Executive Officer, pursuant to 18. U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)**	Certification of Chief Financial Officer, pursuant to 18. U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(101.INS)*	XBRL Instance Document

(101.SCH)*	XBRL Schema Document

(101.CAL)*	XBRL Calculation Linkbase Document

(101.LAB)*	XBRL Labels Linkbase Document

(101.PRE)*	XBRL Presentation Linkbase Document

(101.DEF)*	XBRL Definition Linkbase Document

SIGNATURE
Columbia Pipeline Partners LP
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Columbia Pipeline Partners LP
(Registrant)

		By:	CPP GP LLC, its general partner

Date:	August 3, 2015	By:	/s/ Jon D. Veurink
Jon D. Veurink
Senior Vice President and Chief Accounting Officer (Principal Accounting Officer and Duly Authorized Officer)