Form 10-Q
period 2015-09-30
Columbia Pipeline Partners LP
filed 2015-11-03
CIK 1420783

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
or
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
Yes ☐    No ☑

At October 30, 2015, there were 53,834,784 Common Units and 46,811,398 Subordinated Units outstanding.

COLUMBIA PIPELINE PARTNERS LP
FORM 10-Q QUARTERLY REPORT
FOR THE QUARTER ENDED SEPTEMBER 30, 2015

Columbia Pipeline Partners LP

DEFINED TERMS The following is a list of frequently used abbreviations or acronyms that are found in this report:

Affiliates and Subsidiaries of Columbia Pipeline Partners LP
CEG	Columbia Energy Group
CEVCO	Columbia Energy Ventures, LLC
CNS Microwave	CNS Microwave, LLC
Columbia Gas Transmission	Columbia Gas Transmission, LLC
Columbia Gulf	Columbia Gulf Transmission, LLC
Columbia Midstream	Columbia Midstream Group, LLC
Columbia OpCo	CPG OpCo LP
CPG	Columbia Pipeline Group, Inc.
CPGSC	Columbia Pipeline Group Services Company
Hardy Storage	Hardy Storage Company, LLC
Millennium Pipeline	Millennium Pipeline Company, L.L.C.
MLP GP	CPP GP LLC
OpCo GP	CPG OpCo GP LLC
Pennant	Pennant Midstream, LLC

Abbreviations
AFUDC
Allowance for funds used during construction, is the method prescribed by the FERC for inclusion in our tariff rates as reimbursement for the cost of financing construction projects with investor capital and borrowed funds until a project is placed into operation

ASC	Accounting Standards Codification
ASU	Accounting Standards Update
CAA	Clean Air Act
CCRM	Capital Cost Recovery Mechanism
condensate	A natural gas liquid with a low vapor pressure, mainly composed of propane, butane, pentane and heavier hydrocarbon functions
Dth/d	Dekatherms per day
EPA	United States Environmental Protection Agency
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
GAAP	Generally Accepted Accounting Principles
IPO	Initial public offering of Columbia Pipeline Partners LP, which was completed on February 11, 2015
LDC	Local distribution companies are involved in the delivery of natural gas to consumers within a specific geographic area.
LNG	Natural gas that has been cooled to minus 161 degrees Celsius for transportation, typically by ship. The cooling process reduces the volume of natural gas by 600 times
MMDth	One million Dekatherms
MMDth/d	One million Dekatherms per day
NAAQS	National Ambient Air Quality Standards

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

OCI	Other Comprehensive Income (Loss)
ppb	Parts per billion
throughput	The volume of natural gas transported or passing through a pipeline, plant, terminal or other facility during a particular period

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
Columbia Pipeline Partners LP Condensed Consolidated and Combined Balance Sheets (unaudited)

(in millions)	September 30, 2015	December 31, 2014
		Predecessor
ASSETS
Current Assets
Cash and cash equivalents	$56.9	$0.5
Accounts receivable (less reserve of $0.3 and $0.3, respectively)	131.3	149.3
Accounts receivable-affiliated	394.1	153.8
Materials and supplies, at average cost	26.0	24.9
Exchange gas receivable	23.8	34.8
Regulatory assets	5.4	6.1
Deferred property taxes	15.5	48.9
Deferred income taxes	—	24.6
Prepayments and other	38.6	14.8
Total Current Assets	691.6	457.7
Investments
Unconsolidated affiliates	434.5	444.3
Other investments	4.8	6.2
Total Investments	439.3	450.5
Property, Plant and Equipment
Property, plant and equipment	8,757.6	7,931.6
Accumulated depreciation and amortization	(2,981.3)	(2,971.4)
Net Property, Plant and Equipment	5,776.3	4,960.2
Other Noncurrent Assets
Regulatory assets	119.8	151.9
Goodwill	1,975.5	1,975.5
Postretirement and postemployment benefits assets	127.6	102.7
Deferred charges and other	10.6	9.0
Total Other Noncurrent Assets	2,233.5	2,239.1
Total Assets	$9,140.7	$8,107.5

The accompanying Notes to Condensed Consolidated and Combined Financial Statements (unaudited) are an integral part of these statements.

ITEM 1. FINANCIAL STATEMENTS (continued)

Columbia Pipeline Partners LP Condensed Consolidated and Combined Balance Sheets (unaudited) (continued)

(in millions, except unit amounts)	September 30, 2015	December 31, 2014
		Predecessor
LIABILITIES AND EQUITY
Current Liabilities
Current portion of long-term debt-affiliated	$—	$115.9
Short-term borrowings	20.0	—
Short-term borrowings-affiliated	2.4	247.3
Accounts payable	78.6	56.1
Accounts payable-affiliated	35.8	49.9
Customer deposits	16.8	13.4
Taxes accrued	63.0	106.9
Exchange gas payable	23.6	34.7
Deferred revenue	13.9	22.2
Regulatory liabilities	9.1	1.3
Legal and environmental	1.2	1.5
Accrued capital expenditures	197.0	61.1
Other accruals	62.4	67.4
Total Current Liabilities	523.8	777.7
Noncurrent Liabilities
Long-term debt-affiliated	630.9	1,472.8
Deferred income taxes	1.0	1,239.0
Accrued liability for postretirement and postemployment benefits	33.4	44.7
Regulatory liabilities	305.3	294.3
Asset retirement obligations	22.5	23.2
Other noncurrent liabilities	62.5	84.5
Total Noncurrent Liabilities	1,055.6	3,158.5
Total Liabilities	1,579.4	3,936.2
Commitments and Contingencies (Refer to Note 15)
Equity and Partners' Capital
Net parent investment	—	4,188.0
Common unitholders-public (53,834,784 units issued and outstanding)	955.5	—
Subordinated unitholders-CEG (46,811,398 units issued and outstanding)	301.4	—
Accumulated other comprehensive loss	(4.1)	(16.7)
Total Columbia Pipeline Partners LP partners' equity and capital	1,252.8	4,171.3
Noncontrolling Interest in Columbia OpCo	6,308.5	—
Total Equity and Partners' Capital	7,561.3	4,171.3
Total Liabilities and Equity and Partners' Capital	$9,140.7	$8,107.5
The accompanying Notes to Condensed Consolidated and Combined Financial Statements (unaudited) are an integral part of these statements.

ITEM 1. FINANCIAL STATEMENTS (continued)

Columbia Pipeline Partners LP
Condensed Statements of Consolidated and Combined Operations (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per unit amounts)	2015	2014	2015	2014
		Predecessor		Predecessor
Operating Revenues
Transportation revenues	$265.8	$236.1	$751.0	$743.5
Transportation revenues-affiliated	—	18.8	47.1	66.3
Storage revenues	49.5	35.9	122.3	108.2
Storage revenues-affiliated	—	13.2	26.2	40.1
Other revenues	4.7	13.6	28.2	48.4
Total Operating Revenues	320.0	317.6	974.8	1,006.5
Operating Expenses
Operation and maintenance	144.9	163.2	392.9	477.1
Operation and maintenance-affiliated	37.4	31.8	112.1	89.6
Depreciation and amortization	33.4	29.2	98.7	87.7
Gain on sale of assets and impairment, net	(38.4)	(3.0)	(52.0)	(20.8)
Property and other taxes	15.2	14.6	53.3	50.3
Total Operating Expenses	192.5	235.8	605.0	683.9
Equity Earnings in Unconsolidated Affiliates	15.3	12.0	44.2	32.9
Operating Income	142.8	93.8	414.0	355.5
Other Income (Deductions)
Interest expense	(1.2)	—	(1.2)	—
Interest expense-affiliated	(6.4)	(14.4)	(24.1)	(39.1)
Other, net	9.4	3.6	18.6	8.0
Total Other Income (Deductions), net	1.8	(10.8)	(6.7)	(31.1)
Income before Income Taxes	144.6	83.0	407.3	324.4
Income Taxes	—	29.8	23.7	119.7
Net Income	144.6	$53.2	383.6	$204.7
Less: Predecessor net income prior to IPO on February 11, 2015	—		42.7
Net income subsequent to IPO	144.6		340.9
Less: Net income attributable to noncontrolling interest in Columbia OpCo subsequent to IPO	122.6		289.3
Net income attributable to limited partners subsequent to IPO	$22.0		$51.6
Net income attributable to partners' ownership interest subsequent to IPO per limited partner unit (basic and diluted)
Common units	$0.22		$0.52
Subordinated units	0.22		0.51
Weighted average limited partner units outstanding (basic and diluted)
Common units	53.8		53.8
Subordinated units	46.8		46.8
The accompanying Notes to Condensed Consolidated and Combined Financial Statements (unaudited) are an integral part of these statements.

ITEM 1. FINANCIAL STATEMENTS (continued)

Columbia Pipeline Partners LP
Condensed Statements of Consolidated and Combined Comprehensive Income (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, net of taxes for periods prior to IPO)	2015	2014	2015	2014
		Predecessor		Predecessor
Net Income	$144.6	$53.2	$383.6	$204.7
Other comprehensive income
Net unrealized gain on cash flow hedges(1)	0.4	0.3	1.0	0.8
Unrecognized pension and OPEB costs(2)	(0.2)	—	(0.2)	—
Total other comprehensive income	0.2	0.3	0.8	0.8
Total comprehensive income	144.8	$53.5	384.4	$205.5
Total other comprehensive income prior to IPO	—		0.1
Predecessor net income prior to IPO	—		42.7
Total comprehensive income prior to IPO	—		42.8
Total comprehensive income subsequent to IPO	144.8		341.6
Less: Comprehensive income attributable to noncontrolling interest subsequent to IPO	122.8		289.9
Comprehensive income attributable to limited partners subsequent to IPO	$22.0		$51.7
(1) Net unrealized gains on derivatives qualifying as cash flow hedges, net of zero and $0.2 million tax expense in the third quarter of 2015 and 2014, respectively, and $0.1 million and $0.5 million tax expense for the nine months ended September 30, 2015 and 2014, respectively.
(2) Unrecognized pension and other postretirement benefit (“OPEB”) costs, net of zero tax expense in the third quarter of 2015 and 2014, and zero tax expense for the nine months ended September 30, 2015 and 2014.

The accompanying Notes to Condensed Consolidated and Combined Financial Statements (unaudited) are an integral part of these statements.

ITEM 1. FINANCIAL STATEMENTS (continued)

Columbia Pipeline Partners LP Condensed Statements of Consolidated and Combined Cash Flows (unaudited)

Nine Months Ended September 30, (in millions)	2015	2014
		Predecessor
Operating Activities
Net Income	$383.6	$204.7
Adjustments to Reconcile Net Income to Net Cash from Operating Activities:
Depreciation and amortization	98.7	87.7
Deferred income taxes and investment tax credits	10.5	69.5
Deferred revenue	0.4	2.3
Equity-based compensation expense and profit sharing contribution	4.5	4.4
Gain on sale of assets and impairment, net	(52.0)	(20.8)
Income from unconsolidated affiliates	(44.2)	(32.9)
Amortization of debt related costs	0.3	—
AFUDC equity	(15.0)	(8.2)
Distributions of earnings received from equity investees	44.1	27.6
Changes in Assets and Liabilities:
Accounts receivable	3.2	2.3
Accounts receivable-affiliated	27.9	19.6
Accounts payable	18.1	(0.4)
Accounts payable-affiliated	(20.3)	2.1
Customer deposits	(23.8)	75.2
Taxes accrued	(25.6)	(33.0)
Exchange gas receivable/payable	0.4	3.5
Other accruals	(1.7)	(0.1)
Prepayments and other current assets	20.1	26.8
Regulatory assets/liabilities	43.7	35.3
Postretirement and postemployment benefits	(26.9)	(15.9)
Deferred charges and other noncurrent assets	(3.5)	(3.9)
Other noncurrent liabilities	(3.6)	0.8
Net Cash Flows from Operating Activities	438.9	446.6
Investing Activities
Capital expenditures	(775.9)	(527.4)
Insurance recoveries	2.1	6.8
Change in short-term lendings-affiliated	(265.3)	(34.6)
Proceeds from disposition of assets	55.0	5.9
Contributions to equity investees	(1.4)	(63.8)
Distributions from equity investees	15.1	—
Other investing activities	(19.1)	(5.5)
Net Cash Flows used for Investing Activities	(989.5)	(618.6)
Financing Activities
Change in short-term borrowings	20.0	—
Change in short-term borrowings-affiliated	(245.0)	(378.9)
Issuance of long-term debt-affiliated	—	551.0
Payments of long-term debt-affiliated, including current portion	(957.8)	—
Proceeds from the issuance of common units, net of offering costs	1,168.4	—
Distribution of IPO proceeds to parent	(500.0)	—
Contribution of capital from parent	1,217.3	—
Quarterly distributions to unitholders	(26.0)	—
Distribution to noncontrolling interest in Columbia OpCo	(69.9)	—
Net Cash Flows from Financing Activities	607.0	172.1
Change in cash and cash equivalents	56.4	0.1
Cash and cash equivalents at beginning of period	0.5	0.3
Cash and Cash Equivalents at End of Period	$56.9	$0.4

The accompanying Notes to Condensed Consolidated and Combined Financial Statements (unaudited) are an integral part of these statements.

ITEM 1. FINANCIAL STATEMENTS (continued)

Columbia Pipeline Partners LP
Condensed Statements of Consolidated and Combined Equity and Partners' Capital (unaudited)

	Predecessor	Partnership
(in millions)	Net Parent Investment	Common Unitholders	Subordinated Unitholders	Noncontrolling Interest	Accumulated Other Comprehensive Loss	Total
Balance as of January 1, 2015	$4,188.0	$—	$—	$—	$(16.7)	$4,171.3
Net income from January 1, 2015 through February 10, 2015	42.7	—	—	—	—	42.7
Other comprehensive income, net of tax, from January 1, 2015 through February 10, 2015	—	—	—	—	0.1	0.1
Contribution of capital from parent	1,217.3	—	—	—	—	1,217.3
Predecessor net tax liabilities not assumed by Columbia OpCo(1)	1,232.5	—	—	—	(10.3)	1,222.2
Contributed/Noncontributed Net Parent Investment Adjustments(2)	(7.7)	—	—	—	—	(7.7)
Balance as of February 11, 2015 (prior to IPO)	6,672.8	—	—	—	(26.9)	6,645.9
Allocation of net investment to unitholders	(6,672.8)	—	487.1	6,185.7	—	—
Allocation of accumulated other comprehensive loss to noncontrolling interest	—	—	—	(22.7)	22.7	—
Net proceeds from IPO	—	1,168.4	—	—	—	1,168.4
Purchase of additional interest in Columbia OpCo(3)	—	(227.1)	(197.3)	424.4	—	—
Distributions to the noncontrolling interest in Columbia OpCo	—	—	—	(569.9)	—	(569.9)
Net income from February 11, 2015 through September 30, 2015	—	27.9	23.7	289.3	—	340.9
Other comprehensive income, net of tax, from February 11, 2015 through September 30, 2015	—	—	—	0.6	0.1	0.7
Quarterly distributions to unitholders	—	(13.9)	(12.1)	—	—	(26.0)
Transfers from parent	—	0.2	—	1.1	—	1.3
Balance as of September 30, 2015	$—	$955.5	$301.4	$6,308.5	$(4.1)	$7,561.3
(1) Reflects the non-cash elimination of all historical current and deferred income taxes other than Tennessee state income taxes that continue to be borne by the Partnership post-IPO, as well as associated regulatory assets and liabilities.
(2) Reflects the removal of amounts related to Crossroads Pipeline Company, CPGSC, Central Kentucky Transmission Company and 1% of the 50% interest in Hardy Storage that were included in the Predecessor but were not contributed to the Partnership, as well as the inclusion of CNS Microwave, which was not part of the Predecessor.
(3)Represents the purchase of an additional 8.4% limited partner interest in Columbia OpCo, recorded at the historical carrying value of Columbia OpCo’s net assets after giving effect to the $1,168.4 million equity contribution. This decreases common unitholders and subordinated unitholders equity by the same amount it increases noncontrolling interest because the Partnership's purchase price for its additional 8.4% interest in Columbia OpCo exceeded book value.

The accompanying Notes to Condensed Consolidated and Combined Financial Statements (unaudited) are an integral part of these statements.

ITEM 1. FINANCIAL STATEMENTS (continued)
Columbia Pipeline Partners LP
Notes to Condensed Consolidated and Combined Financial Statements (unaudited)

1.    Basis of Accounting Presentation
Columbia Pipeline Partners LP (the "Partnership") was formed in Delaware on December 5, 2007 as a subsidiary of NiSource Inc. ("NiSource"). CEG owns the general partner of the Partnership and all of the Partnership’s subordinated units and incentive distribution rights. On February 11, 2015, NiSource contributed its subsidiary CEG to CPG. Following this contribution, CPG owns and operates, through its subsidiaries, approximately 15,000 miles of strategically located interstate gas pipelines extending from New York to the Gulf of Mexico and one of the nation’s largest underground natural gas storage systems, with approximately 300 MMDth of working gas capacity, as well as related gathering and processing assets. CEG owns and operates, through its subsidiaries, substantially all of the natural gas transmission and storage assets of CPG. Prior to July 1, 2015, CPG was a wholly owned subsidiary of NiSource. On July 1, 2015, all the shares of CPG were distributed by NiSource to holders of NiSource common stock completing CPG's separation from NiSource ("the Separation"). As a result of the Separation, CPG became an independent publicly traded company. Columbia Pipeline Partners LP Predecessor (the “Predecessor”) is comprised of NiSource’s Columbia Pipeline Group Operations reportable segment.
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
Concurrent with the completed IPO, refer to Note 2 for a discussion of IPO results, NiSource contributed substantially all of the assets and operations of the Predecessor to Columbia OpCo, a Delaware limited partnership formed by CEG, which, prior to the Separation, was a wholly owned subsidiary of NiSource, and OpCo GP, a wholly owned subsidiary of the Partnership. The contribution is considered to be a reorganization of entities under common control. Subsequent to the IPO, the Partnership owns a 15.7% limited partner interest in Columbia OpCo and CEG owns the remaining 84.3% limited partner interest. MLP GP, a wholly owned subsidiary of CEG, serves as the general partner of the Partnership. OpCo GP serves as the general partner of Columbia OpCo. CPGSC provides services to the Partnership pursuant to an omnibus agreement. MLP GP, the Partnership, Columbia OpCo and OpCo GP have all adopted a fiscal year end of December 31. Through ownership of Columbia OpCo’s general partner, the Partnership controls all of Columbia OpCo’s assets and operations. As a result, the Partnership consolidates Columbia OpCo and CEG's retained interest of 84.3% is recorded as noncontrolling interest in the Partnership's consolidated financial statements.
For periods subsequent to the closing of the IPO, the financial statements included in this quarterly report are the financial statements and accounting records of the Partnership. For periods prior to the closing of the IPO, the financial statements included in this quarterly report are the financial statements and accounting records of the Predecessor. The consolidated and combined financial statements were prepared as follows:

•
The Condensed Consolidated and Combined Balance Sheets (unaudited) consists of the consolidated balance sheet of the Partnership as of September 30, 2015 and the combined balance sheet consists of the Predecessor as of December 31, 2014.

•
The Condensed Statement of Consolidated and Combined Operations (unaudited) consists of consolidated results of the Partnership for the three months ended September 30, 2015 and the combined results of the Predecessor for the three months ended September 30, 2014.

•
The Condensed Statement of Consolidated and Combined Operations (unaudited) consists of consolidated results of the Partnership for the period from February 11, 2015 through September 30, 2015 and the combined results of the Predecessor for the period from January 1, 2015 through February 10, 2015 and for the nine months ended September 30, 2014.

•
The Condensed Statement of Consolidated and Combined Comprehensive Income (unaudited) consists of consolidated results of the Partnership for the three months ended September 30, 2015 and the combined results of the Predecessor for the three months ended September 30, 2014.

•
The Condensed Statement of Consolidated and Combined Comprehensive Income (unaudited) consists of consolidated results of the Partnership for the period from February 11, 2015 through September 30, 2015 and the combined results of the Predecessor for the period from January 1, 2015 through February 10, 2015 and for the nine months ended September 30, 2014.

ITEM 1. FINANCIAL STATEMENTS (continued)
Columbia Pipeline Partners LP
Notes to Condensed Consolidated and Combined Financial Statements (unaudited) (continued)

•
The Condensed Statement of Consolidated and Combined Cash Flows (unaudited) consists of consolidated cash flows of the Partnership for the period from February 11, 2015 through September 30, 2015 and the combined cash flows of the Predecessor for the period from January 1, 2015 through February 10, 2015 and for the nine months ended September 30, 2014.

•
The Condensed Statement of Consolidated and Combined Equity and Partners' Capital (unaudited) consists of consolidated activity of the Partnership for the period from February 11, 2015 through September 30, 2015 and the combined activity of the Predecessor for the period from January 1, 2015 through February 10, 2015.

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
2.    Initial Public Offering
On February 6, 2015, the Partnership's common units began trading on the New York Stock Exchange under the ticker symbol "CPPL." On February 11, 2015, the Partnership completed its offering of 53,833,107 common units at a price to the public of $23.00 per unit, including 7,021,709 common units that were issued pursuant to the exercise in full of the underwriters' over-allotment option. The Partnership received net proceeds of $1,168.4 million from the offering. At or prior to the closing of the offering the following transactions occurred:

•
CEG contributed $1,217.3 million of capital to certain subsidiaries of the Predecessor to repay intercompany debt owed to NiSource Finance Corp. ("NiSource Finance"). CEG entered into new intercompany debt agreements with NiSource Finance for $1,217.3 million;

•	CEG contributed substantially all of the subsidiaries in the Predecessor to Columbia OpCo;

•
CEG assumed responsibility for all historical current and deferred income taxes other than Tennessee state income taxes that continue to be borne by the Partnership post-IPO, as well as associated regulatory assets and liabilities;

•
CEG contributed a 7.3% limited partner interest in Columbia OpCo to the Partnership in exchange for 46,811,398 subordinated units in the Partnership and all of the Partnership's incentive distribution rights;

•
the Partnership purchased from Columbia OpCo an additional 8.4% limited partner interest in exchange for $1,168.4 million from the net proceeds of the IPO, net of underwriting discounts, structuring fees and offering expenses of approximately $69.8 million, resulting in the Partnership owning a 15.7% limited partner interest in Columbia OpCo;

The table below summarizes the effects of the changes in the Partnership's ownership interest in Columbia OpCo on the Partnership's equity:

	Three Months Ended September 30,	Nine Months Ended September 30,
(in millions)	2015	2015
Net income attributable to the Partnership	$22.0	$51.6
Decrease in partnership equity for the purchase of an additional 8.4 percent interest in Columbia OpCo	—	(424.4)
Change from net income attributable to the Partnership and transfers to noncontrolling interest	$22.0	$(372.8)

ITEM 1. FINANCIAL STATEMENTS (continued)
Columbia Pipeline Partners LP
Notes to Condensed Consolidated and Combined Financial Statements (unaudited) (continued)

•	Columbia OpCo distributed $500.0 million to CEG as a reimbursement of preformation capital expenditures with respect to the assets contributed to Columbia OpCo.
The Partnership entered into an omnibus agreement with CEG and its affiliates (together with a services agreement with CPGSC) at the closing of the IPO that addresses (1) centralized corporate, general and administrative services to be provided by CEG for the Partnership and the reimbursement by the Partnership for the Partnership's portion of these services, (2) the Partnership's right of first offer for CEG's 84.3% interest in Columbia OpCo, (3) the indemnification of the Partnership for certain potential environmental and toxic tort claims losses and expenses associated with the operation of the assets and occurring before the closing date of the IPO and (4) Columbia OpCo's requirement to guarantee future indebtedness that CPG incurs.

3.    Recent Accounting Pronouncements

In April 2015, the FASB issued ASU 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. ASU 2015-03 changes the way entities present debt issuance costs in financial statements by presenting issuance costs on the balance sheet as a direct deduction from the related liability rather than as a deferred charge. Amortization of these costs will continue to be reported as interest expense. In August 2015, the FASB issued ASU 2015-15 to clarify the SEC staff's position on these costs in relation to line-of-credit agreements stating that the SEC staff would not object to an entity deferring and presenting debt issuance costs related to a line-of-credit arrangement as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of such arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit. The Partnership is required to adopt ASU 2015-03 and ASU 2015-15 for periods beginning after December 15, 2015, including interim periods, and the guidance is to be applied retrospectively with early adoption permitted. The Partnership is currently evaluating the impact the adoption of ASU 2015-03 and ASU 2015-15 will have on the Condensed Consolidated and Combined Financial Statements (unaudited) or Notes to Condensed Consolidated and Combined Financial Statements (unaudited).

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 outlines a single, comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance. The core principle of the new standard is that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, the FASB issued ASU 2015-14 to extend the adoption date for ASU 2014-09 to periods beginning after December 15, 2017, including interim periods, and the new standard is to be applied retrospectively with early adoption permitted on a limited basis. The Partnership is currently evaluating the impact the adoption of ASU 2014-09 and ASU 2015-14 will have on the Condensed Consolidated and Combined Financial Statements (unaudited) or Notes to Condensed Consolidated and Combined Financial Statements (unaudited).

In April 2015, the FASB issued ASU 2015-06, Earnings Per Share (Topic 260): Effects on Historical Earnings per Unit of Master Limited Partnership Dropdown Transactions. ASU 2015-06 specifies that for purposes of calculating historical earnings per unit under the two-class method, the earnings (losses) of a transferred business before the date of a dropdown transaction should be allocated entirely to the general partner. Qualitative disclosures about how the rights to the earnings (losses) differ before and after the dropdown transaction occurs for purposes of computing earnings per unit under the two-class method are also required. The Partnership is required to adopt ASU 2015-06 for periods beginning after December 15, 2015, including interim periods, and the guidance is to be applied retrospectively, with early adoption permitted. The Partnership is currently evaluating the impact the adoption of ASU 2015-06 will have on the Condensed Consolidated and Combined Financial Statements (unaudited) or Notes to Condensed Consolidated and Combined Financial Statements (unaudited) but does not anticipate that the impact will be material.

In April 2015, the FASB issued ASU 2015-05, Intangibles - Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer's Accounting for Fees Paid in a Cloud Computing Arrangement. ASU 2015-05 clarifies guidance on determining whether a cloud computing arrangement contains a software license that should be accounted for as internal-use software. The Partnership is required to adopt ASU 2015-05 for periods beginning after December 15, 2015, including interim periods, and the guidance is permitted to be applied either (1) prospectively to all agreements entered into or materially modified after the effective date or (2) retrospectively, with early adoption permitted. The Partnership is currently evaluating the impact the adoption of ASU 2015-05 will have on the Condensed Consolidated and Combined Financial Statements (unaudited) or Notes to Condensed Consolidated and Combined Financial Statements (unaudited) but does not anticipate that the impact will be material.

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
On November 2, 2015, the board of directors of MLP GP, the Partnership's general partner, declared a quarterly cash distribution for the period July 1, 2015, through September 30, 2015, of $0.1725 per unit, or $17.4 million in total. This distribution is payable on November 20, 2015, to unitholders of record as of November 13, 2015.

ITEM 1. FINANCIAL STATEMENTS (continued)
Columbia Pipeline Partners LP
Notes to Condensed Consolidated and Combined Financial Statements (unaudited) (continued)

The calculation of net income per unit is as follows:

	Three Months Ended September 30,	Nine Months Ended September 30,(1)
(in millions)	2015	2015
Net income attributable to limited partners	$22.0	$51.6
Less:
Limited partners' distribution on common units	9.3	23.2
Limited partners' distribution on subordinated units	8.1	20.3
Distribution on incentive distribution rights	—	—
Net income in excess of distribution	$4.6	$8.1
 (1) Net income attributable to limited partners and in excess of distribution is for the period subsequent to the IPO.

Three Months Ended September 30, 2015 (in millions, except per unit data)	Limited Partners' Common Units	Limited Partners' Subordinated Units	Incentive Distribution Rights	Total
Net income attributable to limited partners
Distribution	$9.3	$8.1	$—	$17.4
Net income in excess of distribution	2.5	2.1	—	4.6
Net income attributable to limited partners	$11.8	$10.2	$—	$22.0

Weighted average limited partner units outstanding
Basic and diluted	53.8	46.8	—	100.6
Net income attributable to partners' ownership interest per limited partner unit
Basic and diluted	$0.22	$0.22	$—	$0.22

Nine Months Ended September 30, 2015 (in millions, except per unit data)	Limited Partners' Common Units	Limited Partners' Subordinated Units	Incentive Distribution Rights	Total
Net income attributable to limited partners subsequent to IPO
Distribution	$23.2	$20.3	$—	$43.5
Net income subsequent to IPO in excess of distribution	4.7	3.4	—	8.1
Net income attributable to limited partners subsequent to IPO	$27.9	$23.7	$—	$51.6

Weighted average limited partner units outstanding
Basic and diluted	53.8	46.8	—	100.6
Net income attributable to partners' ownership interest subsequent to IPO per limited partner unit
Basic and diluted	$0.52	$0.51	$—	$0.51

ITEM 1. FINANCIAL STATEMENTS (continued)
Columbia Pipeline Partners LP
Notes to Condensed Consolidated and Combined Financial Statements (unaudited) (continued)

5.    Transactions with Affiliates

Prior to CPG's separation from NiSource, the Partnership engaged in transactions with subsidiaries of NiSource which were deemed to be affiliates of the Partnership. The Partnership continues to engage in transactions with subsidiaries of CPG subsequent to the Separation. These affiliate transactions are summarized in the tables below:

Statement of Operations.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2015	2014	2015	2014
		Predecessor		Predecessor
Transportation revenues	$—	$18.8	$47.1	$66.3
Storage revenues	—	13.2	26.2	40.1
Other revenues	—	—	0.2	0.2
Operation and maintenance expense	37.4	31.8	112.1	89.6
Interest expense	6.4	14.4	24.1	39.1
Interest income	0.9	0.1	4.2	0.3

Balance Sheet.

(in millions)	September 30, 2015	December 31, 2014
		Predecessor
Accounts receivable	$394.1	$153.8
Current portion of long-term debt	—	115.9
Short-term borrowings	2.4	247.3
Accounts payable	35.8	49.9
Long-term debt	630.9	1,472.8
Transportation, Storage and Other Revenues. The Partnership provides natural gas transportation, storage and other services to subsidiaries of CPG. Prior to the IPO, the Predecessor provided similar services to subsidiaries of NiSource, the Partnership's former affiliates.
Operation and Maintenance Expense. The Partnership receives executive, financial, legal, information technology and other administrative and general services from CPGSC. Prior to the IPO, the Predecessor received similar services from NiSource Corporate Services Company ("NiSource Corporate Services"). Expenses incurred as a result of these services consist of employee compensation and benefits, outside services and other expenses. The expenses are charged directly or allocated using various allocation methodologies based on a combination of gross fixed assets, total operating expense, number of employees and other measures. Management believes the allocation methodologies are reasonable. However, these allocations and estimates may not represent the amounts that would have been incurred had the services been provided by an outside entity.
Interest Expense and Income. The Partnership and Predecessor were charged interest for long-term debt of $7.7 million and $16.4 million for the three months ended September 30, 2015 and 2014, respectively, offset by associated AFUDC of $1.7 million and $2.8 million for the three months ended September 30, 2015 and 2014, respectively. The Partnership and Predecessor were charged interest for long-term debt of $27.4 million and $42.5 million for the nine months ended September 30, 2015 and 2014, respectively, offset by associated AFUDC of $4.1 million and $6.0 million for the nine months ended September 30, 2015 and 2014, respectively.
Columbia OpCo and its subsidiaries entered into an intercompany money pool agreement with NiSource Finance, which became effective on the date of the IPO. Following the Separation, the agreement is now with CPG. The money pool is available for Columbia OpCo and its subsidiaries' general purposes, including capital expenditures and working capital. This intercompany money pool agreement is discussed in connection with Short-term Borrowings below. Prior to the IPO, the subsidiaries of the Predecessor participated in a similar money pool agreement with NiSource Finance. CPGSC administers the current money pool

ITEM 1. FINANCIAL STATEMENTS (continued)
Columbia Pipeline Partners LP
Notes to Condensed Consolidated and Combined Financial Statements (unaudited) (continued)

agreement. The cash accounts maintained by the subsidiaries of Columbia OpCo and the Predecessor were, prior to the Separation, swept into a NiSource corporate account on a daily basis, creating an affiliated receivable or decreasing an affiliated payable, as appropriate, between NiSource and the subsidiary. Subsequent to the Separation, cash accounts maintained by the subsidiaries of Columbia OpCo are swept into a CPG corporate account on a daily basis, creating an affiliated receivable or decreasing an affiliated payable, as appropriate, between CPG and the subsidiary. The amount of interest expense and income for short-term borrowings is determined by the net position of each subsidiary in the money pool. The money pool weighted-average interest rate at September 30, 2015 and 2014 was 1.21% and 0.68%, respectively. For the three months ended September 30, 2015 and 2014, the interest expense for short-term borrowings charged was $0.5 million and $0.8 million, respectively. For the nine months ended September 30, 2015 and 2014, the interest expense for short-term borrowings charged was $0.9 million and $2.6 million, respectively.
Accounts Receivable. The Partnership includes in accounts receivable amounts due from the money pool discussed above of $381.4 million at September 30, 2015 for subsidiaries of Columbia OpCo in a net deposit position. The Predecessor includes in accounts receivable amounts due from the money pool discussed above of $125.0 million at December 31, 2014 for subsidiaries in a net deposit position. Also included in the balance at September 30, 2015 and December 31, 2014 are amounts due from subsidiaries of CPG, subsequent to the Separation, or NiSource, prior to the Separation, for transportation and storage services of $12.0 million and $28.8 million, respectively. Net cash flows related to the money pool receivables are included as Investing Activities on the Condensed Statements of Consolidated and Combined Cash Flows (unaudited). All other affiliated receivables are included as Operating Activities.
Short-term Borrowings. In connection with the closing of the IPO, the subsidiaries of Columbia OpCo entered into an intercompany money pool agreement with NiSource Finance with $750.0 million of reserved borrowing capacity. Following the Separation, the agreement is now with CPG. In furtherance of the money pool agreement, CPG entered into a $1,500.0 million revolving credit agreement on December 5, 2014. The CPG revolving credit agreement became effective at the completion of the Separation with a termination date of July 2, 2020. Each of CEG, OpCo GP and Columbia OpCo is a guarantor of CPG's revolving credit facility. As a guarantor and restricted subsidiary, Columbia OpCo is subject to various customary covenants and restrictive provisions which, among other things, limit CPG’s and its restricted subsidiaries’ ability to incur additional indebtedness, guarantees and/or liens; consolidate, merge or transfer all or substantially all of their assets; make certain investments or restricted payments; modify certain material agreements; engage in certain types of transactions with affiliates; dispose of assets; and prepay certain indebtedness; each of which is subject to customary and usual exceptions and baskets, including an exception to the limitation on restricted payments for distributions of available cash, as permitted by their organizational documents. The restricted payment provision does not prohibit CPG of any of its restricted subsidiaries from making distributions in accordance with their respective organizational documents unless there has been an event of default (as defined in the revolving credit agreement), and neither CPG nor any of its restricted subsidiaries has any restrictions on its ability to make distributions under its organizational documents. Under Columbia OpCo's partnership agreement, it is required to distribute all of its available cash each quarter, less the amounts of cash reserves that OpCo GP determines are necessary or appropriate in its reasonable discretion to provide for the proper conduct of Columbia OpCo's business. In addition, subject to Delaware law, the board of directors of CPG may similarly determine whether to declare dividends at CPG without restriction under its revolving credit agreement. At September 30, 2015, neither CPG nor its subsidiaries had any restricted assets. If Columbia OpCo and the other loan parties fail to perform their obligations under these and other covenants, it could adversely affect Columbia OpCo’s ability to finance future business opportunities and make cash distributions to the Partnership. CPG’s revolving credit facility also contains customary events of default, including cross default provisions that apply to any other indebtedness CPG may have with an outstanding principal amount in excess of $50.0 million. If a default occurred, the relevant lenders could elect to declare the debt, together with accrued interest and other fees, to be immediately due and payable and proceed against Columbia OpCo as a guarantor.
The balance of Short-term Borrowings at September 30, 2015 and December 31, 2014 of $2.4 million and $247.3 million, respectively, includes those subsidiaries of Columbia OpCo and those subsidiaries of the Predecessor in a net borrower position of the money pool discussed above. Net cash flows related to Short-term Borrowings are included as Financing Activities on the Condensed Statements of Consolidated and Combined Cash Flows (unaudited).
Accounts Payable. The affiliated accounts payable balance primarily includes amounts due for services received from CPGSC, subsequent to the Separation, NiSource Corporate Services, prior to the separation, and interest payable to CPG, subsequent to the Separation, and NiSource Finance, prior to the Separation.

ITEM 1. FINANCIAL STATEMENTS (continued)
Columbia Pipeline Partners LP
Notes to Condensed Consolidated and Combined Financial Statements (unaudited) (continued)

Long-term Debt. In May 2015, the Partnership's outstanding intercompany debt transferred from NiSource Finance to CPG. The Partnership's long-term financing requirements are satisfied through borrowings from CPG. Details of the long-term debt balance are summarized in the table below:

Origination Date	Interest Rate	Maturity Date	September 30, 2015	December 31, 2014
(in millions)				Predecessor
November 28, 2005(1)	5.41%	November 30, 2015	$—	$115.9
November 28, 2005	5.45%	November 28, 2016	—	45.3
November 28, 2005	5.92%	November 28, 2025	—	133.5
November 28, 2012	4.63%	November 28, 2032	—	45.0
November 28, 2012	4.94%	November 30, 2037	—	95.0
December 19, 2012	5.16%	December 21, 2037	—	55.0
November 28, 2012	5.26%	November 28, 2042	—	170.0
December 19, 2012	5.49%	December 18, 2042	—	95.0
December 9, 2013(2)	4.75%	December 31, 2016	630.9	834.0
Total Long-term Debt			$630.9	$1,588.7
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

Dividends. During the nine months ended September 30, 2015, Columbia OpCo distributed $569.9 million to CEG of which $500.0 million was as a reimbursement of preformation capital expenditures with respect to the assets contributed to Columbia OpCo. The Partnership paid no dividends to CEG in the nine months ended September 30, 2014. There were no restrictions on the payment by the Partnership of dividends to CEG.

6.    Short-Term Borrowings
On December 5, 2014, the Partnership entered into a $500.0 million senior revolving credit facility, of which $50.0 million in letters of credit is available. The revolving credit facility became effective at the closing of our IPO with a termination date of February 11, 2020. The credit facility is available for general partnership purposes, including working capital and capital expenditures, including the funding of capital calls.
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
Our revolving credit facility contains various covenants and restrictive provisions which, among other things, limit our ability and our restricted subsidiaries’ ability to incur additional indebtedness, guarantees and/or liens; consolidate, merge or transfer all or substantially all of our assets; make certain investments or restricted payments; modify certain material agreements; engage in certain types of transactions with affiliates; dispose of assets; and prepay certain indebtedness; each of which is subject to customary and usual exceptions and baskets, including an exception to the limitation on restricted payments for distributions of available cash, as permitted by our organizational documents. The restricted payment provision does not prohibit us or any of our restricted subsidiaries from making distributions in accordance with our respective organizational documents unless there has been an event of default (as defined in our revolving credit agreement), and neither us nor any of our restricted subsidiaries has any restrictions on our ability to make distributions under our organization agreements. In particular, in accordance with our partnership agreement,

ITEM 1. FINANCIAL STATEMENTS (continued)
Columbia Pipeline Partners LP
Notes to Condensed Consolidated and Combined Financial Statements (unaudited) (continued)

the general partner has adopted a policy that we will make quarterly cash distributions in amounts equal to at least the minimum quarterly distribution of $0.1675 on each common and subordinated unit. However, the determination to make any distributions of cash is subject to the discretion of the general partner. At September 30, 2015, neither us nor our consolidated subsidiaries had any restricted assets. If we fail to perform our obligations under these and other covenants, the revolving credit commitment could be terminated and any outstanding borrowings, together with accrued interest, under the revolving credit facility could be declared immediately due and payable. Our revolving credit facility also contains customary events of default, including cross default provisions that apply to any other indebtedness we may have with an outstanding principal amount in excess of $50.0 million.
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
A breach of any of these covenants could result in a default in respect of the related debt. If a default occurred, the relevant lenders could elect to declare the debt, together with accrued interest and other fees, to be immediately due and payable and proceed against the Partnership or any guarantor.
As of September 30, 2015, the Partnership had $20.0 million in outstanding borrowings and issued no letters of credit under the revolving credit facility.

7.    Gain on Sale of Assets
The Partnership recognizes gains on conveyances of mineral rights positions into earnings as any obligation associated with conveyance is satisfied. For the three months ended September 30, 2015 and 2014, gains on conveyances amounted to $36.0 million and $3.0 million, respectively, and are included in "Gain on sale of assets and impairment, net" on the Condensed Statements of Consolidated and Combined Operations (unaudited). For the nine months ended September 30, 2015 and 2014, gains on conveyances amounted to $49.6 million and $20.8 million, respectively, and are included in "Gain on sale of assets and impairment, net" on the Condensed Statements of Consolidated and Combined Operations (unaudited). Included in the gains on conveyances is a cash bonus payment of $35.8 million received by CEVCO from CNX Gas Company LLC during the three months ended September 30, 2015 for the lease of Utica Shale and Upper Devonian gas rights in Greene and Washington Counties in Pennsylvania and Marshall and Ohio Counties in West Virginia. As of September 30, 2015 and December 31, 2014, deferred gains of approximately $10.7 million and $19.6 million, respectively, were deferred pending performance of future obligations and recorded within "Deferred revenue," on the Condensed Consolidated and Combined Balance Sheets (unaudited).
8.    Goodwill
The Partnership tests its goodwill for impairment annually as of May 1 unless indicators, events, or circumstances would require an immediate review. Goodwill is tested for impairment using financial information at the reporting unit level, referred to as the Columbia Gas Transmission Operations reporting unit, which is consistent with the level of discrete financial information reviewed by management. The Columbia Gas Transmission Operations reporting unit includes the following entities: Columbia Gas Transmission (including its equity method investment in the Millennium Pipeline joint venture), Columbia Gulf and the equity method investment in Hardy Storage, all of which have been designated as components and aggregated based on the regulated nature of their operations and similar economic characteristics (e.g., the offering of FERC-regulated pipeline transportation and storage services to LDCs, municipal utilities, direct industrial users, electric power generators and marketers). All of the Partnership's goodwill relates to NiSource's acquisition of CEG in 2000, which was contributed to the Partnership prior to the IPO. The Partnership’s goodwill assets at September 30, 2015 were $1,975.5 million.
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
The Partnership considered whether there were any events or changes in circumstances subsequent to the annual test that would reduce the fair value of the reporting unit below its carrying amount and necessitate another goodwill impairment test. No such indicators were noted that would require a subsequent goodwill impairment testing during the third quarter of 2015.

9.    Asset Retirement Obligations

Changes in the Partnership’s liability for asset retirement obligations for the nine months ended September 30, 2015 and 2014 are presented in the table below:

(in millions)	2015	2014
		Predecessor
Balance as of January 1,	$23.2	$26.3
Noncontributed net parent investment adjustments(1)	(0.4)	—
Accretion expense	0.9	1.1
Additions	0.4	2.0
Settlements	—	—
Change in estimated cash flows	(1.6)	(0.2)
Balance as of September 30,	$22.5	$29.2
(1) Reflects the removal of amounts related to Crossroads Pipeline Company, which was included in the Predecessor but was not contributed to the Partnership.
The asset retirement obligations above relate to the modernization program of pipelines and transmission facilities, the retiring of offshore facilities, polychlorinated biphenyl ("PCB") remediation and asbestos removal at several compressor and measuring stations. The Partnership recognizes that certain assets, which include gas pipelines and natural gas storage wells, will operate for an indeterminate future period when properly maintained. A liability for these asset retirement obligations will be recorded only if and when a future retirement obligation with a determinable life is identified.
10.    Regulatory Matters
Columbia Gas Transmission Customer Settlement. In November 2014, Columbia Gas Transmission commenced the third year of the Columbia Gas Transmission long-term system modernization program. Columbia Gas Transmission expects to place approximately $319 million in modernization investments into service during the year. Recovery of approximately $320 million of investments made in 2014 began on February 1, 2015.

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
Columbia Gas Transmission contributed $1.4 million to Millennium Pipeline for the three months ended September 30, 2015 and made no contributions for the three months ended September 30, 2014. Columbia Gas Transmission received $13.3 million and $14.2 million of earnings distributions from Millennium Pipeline during the three months ended September 30, 2015 and 2014, respectively. Columbia Gas Transmission contributed $1.4 million and $2.6 million to Millennium Pipeline for the nine months ended September 30, 2015 and 2014, respectively. Columbia Gas Transmission received $37.5 million and $26.1 million of earnings distributions from Millennium Pipeline during the nine months ended September 30, 2015 and 2014, respectively.
No contributions were made to Hardy Storage during the three months ended September 30, 2015 and 2014. No distributions were received from Hardy Storage during the three months ended September 30, 2015. The Partnership received $0.5 million of earnings distributions from Hardy Storage during the three months ended September 30, 2014. No contributions were made to Hardy Storage during the nine months ended September 30, 2015 and 2014. The Partnership received $1.0 million and $1.5 million of earnings distributions from Hardy Storage during the nine months ended September 30, 2015 and 2014, respectively.
No contributions were made to Pennant for the three months ended September 30, 2015 and contributions of $9.0 million were made for the three months ended September 30, 2014. Columbia Midstream received $2.9 million of earnings distributions and a return of capital of $0.2 million from Pennant during the three months ended September 30, 2015. No distributions were received from Pennant during the three months ended September 30, 2014. No contributions were made to Pennant for the nine months ended September 30, 2015 and contributions of $61.2 million were made for the nine months ended September 30, 2014. Columbia Midstream received $5.6 million of earnings distributions and a return of capital of $2.4 million from Pennant during the nine months ended September 30, 2015. No distributions were received from Pennant during the nine months ended September 30, 2014.
During the third quarter of 2015, an additional member joined the Pennant joint venture. The member's initial ownership investment in Pennant is 5.00%, and by funding specified, disproportionate investment amounts for future growth projects, the member can invest directly in the growth of Pennant. Such funding will potentially increase the member's ownership in Pennant up to 33.33% over a defined investment period. As a result of the buy-in, Columbia Midstream received $12.7 million in cash and recorded a gain of $2.9 million, and its ownership interest in Pennant decreased from 50.00% to 47.50%.
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
The Partnership’s interim effective tax rates reflect the estimated annual effective tax rates for 2015 and 2014, adjusted for tax expense associated with certain discrete items. The effective tax rates for the three months ended September 30, 2015 and 2014 were zero and 35.9%, respectively. The effective tax rates for the nine months ended September 30, 2015 and 2014 were 5.8% and 36.9%, respectively. The effective tax rate for 2015 differs from the Federal tax rate of 35% primarily due to the effects of tax credits, state income taxes, utility rate making, other permanent book-to-tax differences, and post-IPO income that is not subject to income tax at the partnership level. The effective tax rate for 2014 differs from the Federal tax rate of 35% primarily due to the effects of tax credits, state income taxes, utility rate making, and other permanent book-to-tax differences.
13.    Pension and Other Postretirement Benefits
CPG provides defined contribution plans and noncontributory defined benefit retirement plans that cover employees of subsidiaries of Columbia OpCo. Prior to the Separation, employees of subsidiaries of Columbia OpCo were covered by defined contribution plans and noncontributory defined benefit retirement plans provided by NiSource. Benefits under the defined benefit retirement plans reflect the employees’ compensation, years of service and age at retirement. Additionally, CPG provides health care and life insurance benefits for certain retired employees of subsidiaries of Columbia OpCo. The majority of employees may become eligible for these benefits if they reach retirement age while working for subsidiaries of Columbia OpCo. The expected cost of such benefits is accrued during the employees’ years of service. Current rates charged to customers of subsidiaries of Columbia OpCo include postretirement benefit costs. Cash contributions are remitted to grantor trusts.

ITEM 1. FINANCIAL STATEMENTS (continued)
Columbia Pipeline Partners LP
Notes to Condensed Consolidated and Combined Financial Statements (unaudited) (continued)

Subsidiaries of Columbia OpCo are participants in the consolidated CPG defined benefit retirement plans (the Plans) and, therefore, subsidiaries of Columbia OpCo are allocated a ratable portion of CPG’s grantor trusts for the Plans in which its employees and retirees participate. As a result, the Partnership follows multiple employer accounting under the provisions of GAAP.
As of July 1, 2015, in connection with the Separation, accrued pension and postretirement benefit obligations for subsidiaries of Columbia OpCo participants and related plan assets were transferred from NiSource to CPG. This event required a remeasurement of benefit obligations in accordance with ASC 715, Compensation - Retirement Benefits. Certain of subsidiaries of Columbia OpCo's actuarial assumptions were updated in connection with the remeasurement. As of July 1, 2015, subsidiaries of Columbia OpCo selected discount rates of 4.04% and 4.26% for determining the pension and postretirement benefit obligations, respectively. For the postretirement plans, subsidiaries of Columbia OpCo assumed a health care cost trend rate of 8.73% for the remainder of 2015, trending to 4.50% by 2022. Subsidiaries of Columbia OpCo also selected an estimated long-term rate of return assumption of 8.10% for pension plan assets and 7.96% for postretirement plan assets. These assumptions were used in the determination of the net periodic benefit cost and obligation for the period from July 1, 2015 through December 31, 2015.
For the nine months ended September 30, 2015, subsidiaries of Columbia OpCo have made no contributions to its pension plans and contributed $3.0 million to its other postretirement benefit plans.
The following table provides the components of the subsidiaries of Columbia OpCo's allocation of net periodic benefits cost for the three and nine months ended September 30, 2015 and 2014:

	Pension Benefits		Other Postretirement Benefits
Three Months Ended September 30, (in millions)	2015	2014	2015	2014
		Predecessor		Predecessor
Components of Net Periodic Benefit Cost (Income)
Service cost	$1.4	$1.3	$0.2	$0.3
Interest cost	3.3	3.4	1.0	1.1
Expected return on assets	(5.8)	(6.0)	(4.4)	(4.2)
Amortization of prior service (credit) cost	(0.3)	(0.2)	—	0.1
Recognized actuarial loss (gain)	2.1	1.6	(0.1)	(0.1)
Total Net Periodic Benefit Cost (Income)	$0.7	$0.1	$(3.3)	$(2.8)

	Pension Benefits		Other Postretirement Benefits
Nine Months Ended September 30, (in millions)	2015	2014	2015	2014
		Predecessor		Predecessor
Components of Net Periodic Benefit Cost (Income)
Service cost	$4.0	$3.7	$0.8	$0.8
Interest cost	9.4	10.3	3.0	3.5
Expected return on assets	(18.0)	(17.9)	(13.0)	(12.3)
Amortization of prior service (credit) cost	(0.7)	(0.7)	—	0.1
Recognized actuarial loss (gain)	6.2	4.9	(0.1)	(0.1)
Total Net Periodic Benefit Cost (Income)	$0.9	$0.3	$(9.3)	$(8.0)
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

ITEM 1. FINANCIAL STATEMENTS (continued)
Columbia Pipeline Partners LP
Notes to Condensed Consolidated and Combined Financial Statements (unaudited) (continued)

Long-term debt-affiliated. The fair values of these securities are estimated based on the quoted market prices for similar issues or on the rates offered for securities of the same remaining maturities. The fair value approximates carrying value as these securities bear interest at variables rates. These fair value measurements are classified as Level 2 within the fair value hierarchy. For the nine months ended September 30, 2015 and for the year ended December 31, 2014, there were no changes in the method or significant assumptions used to estimate the fair value of the financial instruments.

The carrying amount and estimated fair values of financial instruments were as follows:

(in millions)	Carrying Amount as of September 30, 2015	Estimated Fair Value as of September 30, 2015	Carrying Amount as of Dec. 31, 2014	Estimated Fair Value as of Dec. 31, 2014
			Predecessor
Current portion of long-term debt-affiliated	$—	$—	$115.9	$120.0
Long-term debt-affiliated	630.9	630.9	1,472.8	1,550.4

15.    Other Commitments and Contingencies
A.    Guarantees and Indemnities. In the normal course of its business, the Partnership and certain subsidiaries enter into various agreements providing financial or performance assurance to third parties on behalf of the parent or certain subsidiaries. Such agreements include guarantees and stand-by letters of credit. These agreements are entered into primarily to support or enhance the creditworthiness otherwise attributed to the parent or a subsidiary on a stand-alone basis, thereby facilitating the extension of sufficient credit to accomplish the parent or the subsidiaries' intended commercial purposes. The total guarantees and indemnities in existence at September 30, 2015 and the years in which they expire were:

(in millions)	Total	2015	2016	2017	2018	2019	After
Guarantees of debt	$2,750.0	$—	$—	$—	$500.0	$—	$2,250.0

Guarantees of Debt. OpCo GP and Columbia OpCo (together with CEG, the "Guarantors") have guaranteed payment of $2,750.0 million in aggregated principal amount of CPG's senior notes. Each Guarantor is required to comply with covenants under the debt indenture and in the event of default the Guarantors would be obligated to pay the debt's principal and related interest. The Partnership does not anticipate that OpCo GP or Columbia OpCo will have any difficulty maintaining compliance.
The guarantees of any Guarantor may be released under certain circumstances. First, if CPG discharges or defeases its obligations with respect to any series of CPG’s senior notes, then any guarantee will be released with respect to that series. Second, if no event of default has occurred and is continuing under the indenture, a Guarantor will be automatically and unconditionally released and discharged from its guarantee (i) at any time after June 1, 2018, upon any sale, exchange or transfer, whether by way of merger or otherwise, to any person that is not CPG’s affiliate, of all of CPG’s direct or indirect limited partnership, limited liability or other equity interests in the Guarantor; (ii) upon the merger of a guarantor into CPG or any other Guarantor or the liquidation and dissolution of such Guarantor; or (iii) at any time after June 1, 2018, upon release of all guarantees or other obligations of the Guarantor with respect to any of CPG’s funded debt, except CPG’s senior notes.
Lines and Letters of Credit. The Partnership maintains a $500.0 million senior revolving credit facility, of which $50.0 million is available for issuance of letters of credit. The purpose of the facility is to provide cash for general partnership purposes, including working capital, capital expenditures, and the funding of capital calls. As of September 30, 2015, the Partnership had $20.0 million in outstanding borrowings and no letters of credit under the revolving credit facility.
B.    Other Legal Proceedings. In the normal course of its business, the Partnership has been named as a defendant in various legal proceedings. In the opinion of management, the ultimate disposition of these currently asserted claims will not have a material impact on the Partnership’s consolidated and combined financial statements.
C.    Environmental Matters. The Partnership's operations are subject to environmental statutes and regulations related to air quality, water quality, hazardous waste and solid waste. The Partnership believes that it is in substantial compliance with those environmental regulations currently applicable to its operations and believes that it has all necessary material permits to conduct its operations.

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

Air
The actions listed below could require further reductions in emissions from various emission sources. The Partnership will continue to closely monitor developments in these matters.
National Ambient Air Quality Standards. The federal CAA requires the EPA to set NAAQS for particulate matter and five other pollutants considered harmful to public health and the environment. Periodically, the EPA imposes new or modifies existing NAAQS. States that contain areas that do not meet the new or revised standards must take steps to maintain or achieve compliance with the standards. These steps could include additional pollution controls on boilers, engines, turbines, and other facilities owned by gas transmission operations.

The following NAAQS were recently added or modified:

Ozone: On October 1, 2015, the EPA issued a final rule lowering the NAAQS for ground-level ozone to 70 ppb under both the primary and secondary standards to provide requisite protection of public health and welfare, respectively. The EPA is required to include an adequate margin of safety in establishing the primary ozone standard for protection of public health, whereas the secondary ozone standard is intended to improve protection for trees, plants and ecosystems. The final rule becomes effective sixty days after the rule is published in the Federal Register. The EPA is required to make attainment and non-attainment designations for specific geographic locations under the revised standards by October 1, 2017 and, depending on the severity of the ozone present, non-attainment areas will have until between 2020 and 2037 to meet the health standard. With the EPA lowering the ground-level ozone standard, states may be required to implement more stringent regulations. Based on the current version of the rule, the Partnership does not expect a material impact on its operations.

Nitrogen Dioxide (NO2): The EPA revised the NO2 NAAQS by adding a one-hour standard while retaining the annual standard. The new standard could impact some CPG combustion sources. The EPA designated all areas of the country as unclassifiable/attainment in January 2012. After the establishment of a new monitoring network and possible modeling implementation, areas will potentially be re-designated sometime in 2016. States with areas that do not meet the standard will be required to develop rules to bring areas into compliance within five years of designation. Additionally, under certain permitting circumstances, emissions from some existing Partnership combustion sources may need to be assessed and mitigated. The Partnership will continue to monitor this matter and cannot estimate the impact of these rules at this time.

Climate Change. Future legislative and regulatory programs could significantly restrict emissions of greenhouse gases including methane.

New Source Performance Standards: On August 18, 2015, the EPA proposed to regulate fugitive methane emissions for compressor stations in the natural gas transmission and storage sector. The proposed rule was subsequently published in the Federal Register on September 18, 2015. Semiannual leak detection and repair requirements using optical gas imaging are proposed for all components at new or existing compressor stations. Existing compressor stations trigger leak detection and repair requirements if any unit at the facility is modified. The EPA proposed additional requirements for any new or modified centrifugal or reciprocating compressors. Replacement of wet seals with dry seals or demonstrating a 95% reduction of methane emissions from wet seals is proposed for centrifugal compressors and rod packing replacement for reciprocating compressors is proposed every 26,000 hours of operation or every three years. The Partnership will continue to monitor this matter and cannot estimate the impact of these rules at this time.

ITEM 1. FINANCIAL STATEMENTS (continued)
Columbia Pipeline Partners LP
Notes to Condensed Consolidated and Combined Financial Statements (unaudited) (continued)

16.    Accumulated Other Comprehensive Loss
The following tables display the components of Accumulated Other Comprehensive Loss for the three and nine months ended September 30, 2015 and 2014:

Three Months Ended September 30, 2015 (in millions)	Gains and Losses on Cash Flow Hedges	Pension and OPEB Items	Accumulated Other Comprehensive Loss
Balance as of July 1, 2015	$(4.0)	$(0.1)	$(4.1)
Other comprehensive income before reclassifications	—	(0.5)	(0.5)
Amounts reclassified from accumulated other comprehensive income(2)	0.4	0.3	0.7
Net current-period other comprehensive income	0.4	(0.2)	0.2
Allocation of accumulated other comprehensive loss to noncontrolling interest	0.4	(0.2)	0.2
Balance as of September 30, 2015	$(4.0)	$(0.1)	$(4.1)

Nine Months Ended September 30, 2015 (in millions)	Gains and Losses on Cash Flow Hedges(1)	Pension and OPEB Items(1)	Accumulated Other Comprehensive Loss(1)
Balance as of January 1, 2015	$(16.6)	$(0.1)	$(16.7)
Predecessor net tax liabilities not assumed by Columbia OpCo(3)	(10.2)	(0.1)	(10.3)
Other comprehensive income before reclassifications	—	(0.5)	(0.5)
Amounts reclassified from accumulated other comprehensive income(2)	1.0	0.3	1.3
Net current-period other comprehensive income	1.0	(0.2)	0.8
Allocation of accumulated other comprehensive loss to noncontrolling interest	(21.8)	(0.3)	(22.1)
Balance as of September 30, 2015	$(4.0)	$(0.1)	$(4.1)
(1)All amounts prior to the IPO are net of tax. Amounts in parentheses indicate debits.
(2) Includes amounts allocated to noncontrolling interest.
(3) Reflects the non-cash elimination of all historical current and deferred income taxes other than Tennessee state income taxes that will continue to be borne by the Partnership post-IPO.

Three Months Ended September 30, 2014 (in millions)	Gains and Losses on Cash Flow Hedges(1)	Pension and OPEB Items(1)	Accumulated Other Comprehensive Loss(1)
	Predecessor
Balance as of July 1, 2014	$(17.1)	$(0.1)	$(17.2)
Other comprehensive income before reclassifications	—	—	—
Amounts reclassified from accumulated other comprehensive income	0.3	—	0.3
Net current-period other comprehensive income	0.3	—	0.3
Balance as of September 30, 2014	$(16.8)	$(0.1)	$(16.9)

Nine Months Ended September 30, 2014 (in millions)	Gains and Losses on Cash Flow Hedges(1)	Pension and OPEB Items(1)	Accumulated Other Comprehensive Loss(1)
	Predecessor
Balance as of January 1, 2014	$(17.6)	$(0.1)	$(17.7)
Other comprehensive income before reclassifications	—	—	—
Amounts reclassified from accumulated other comprehensive income	0.8	—	0.8
Net current-period other comprehensive income	0.8	—	0.8
Balance as of September 30, 2014	$(16.8)	$(0.1)	$(16.9)
(1)All amounts are net of tax. Amounts in parentheses indicated debits.

ITEM 1. FINANCIAL STATEMENTS (continued)
Columbia Pipeline Partners LP
Notes to Condensed Consolidated and Combined Financial Statements (unaudited) (continued)

Equity Investment
Millennium Pipeline is an equity method investment and, therefore, Columbia OpCo is required to recognize a proportional share of Millennium Pipeline’s OCI. The remaining unrecognized loss at September 30, 2015 of $25.5 million, before tax, related to terminated interest rate swaps is being amortized over the period ending June 2025 into earnings using the effective interest method through interest expense as interest payments are made by Millennium Pipeline. The unrecognized loss of $25.5 million, before tax, and $16.6 million, after tax, at September 30, 2015 and December 31, 2014, respectively, is included in gains and losses on cash flow hedges above.
17.    Other, Net

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2015	2014	2015	2014
		Predecessor		Predecessor
AFUDC Equity	$6.6	$3.9	$15.0	$8.2
Miscellaneous	2.8	(0.3)	3.6	(0.2)
Total Other, net	$9.4	$3.6	$18.6	$8.0
18.    Supplemental Cash Flow Information
The following table provides additional information regarding the Partnership’s Condensed Statements of Consolidated and Combined Cash Flows (unaudited) for the nine months ended September 30, 2015 and 2014:

(in millions)	2015	2014
		Predecessor
Supplemental Disclosures of Cash Flow Information
Non-cash transactions:
Capital expenditures included in current liabilities(1)	$218.4	$96.4
Schedule of interest and income taxes paid:
Cash paid for interest, net of interest capitalized amounts	$29.7	$55.0
Cash paid for income taxes	—	48.3
(1) Capital expenditures included in current liabilities is comprised of "Accrued capital expenditures" and certain other amounts included within "Accounts payable" on the Condensed Consolidated and Combined Balance Sheets (unaudited).

ITEM 1. FINANCIAL STATEMENTS (continued)
Columbia Pipeline Partners LP
Notes to Condensed Consolidated and Combined Financial Statements (unaudited) (continued)

19.    Concentration of Credit Risk
Columbia Gas of Ohio, an affiliated party prior to the Separation, accounted for greater than 10% of total operating revenues for the three and nine months ended September 30, 2015 and 2014. The following tables provide this customer's operating revenues and percentage of total operating revenues for the three and nine months ended September 30, 2015 and 2014:

Three Months Ended September 30,	2015		2014
(in millions)	Total Operating Revenues	Percentage of Total Operating Revenues	Total Operating Revenues	Percentage of Total Operating Revenues
			Predecessor
Columbia Gas of Ohio(1)	$35.3	11.0%	$36.2	11.4%

Nine Months Ended September 30,	2015		2014
(in millions)	Total Operating Revenues	Percentage of Total Operating Revenues	Total Operating Revenues	Percentage of Total Operating Revenues
			Predecessor
Columbia Gas of Ohio(1)	$120.4	12.4%	$119.8	11.9%
(1) Represents the gross amount of revenue contracted for with Columbia Gas of Ohio and, therefore, subject to risk at the loss of this customer. Columbia Gas of Ohio has entered into certain capacity release arrangements with third parties which ultimately can decrease the net revenue amount we receive from Columbia Gas of Ohio in any given period.
The loss of a significant portion of operating revenues from this customer could have a material adverse effect on the business of the Partnership.
20.     Subsequent Event
Distribution. On November 2, 2015, the board of directors of MLP GP, the Partnership's general partner, declared a quarterly cash distribution for the period July 1, 2015, through September 30, 2015, of $0.1725 per unit, or $17.4 million in total. This distribution is payable on November 20, 2015, to unitholders of record as of November 13, 2015.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Columbia Pipeline Partners LP

Unless the context otherwise requires, references in this Quarterly Report on Form 10-Q (this "Form 10-Q") to the “Predecessor,” “our predecessor,” “we,” “our,” “us” or like terms when used in a context for periods prior to February 11, 2015, the date on which we closed our IPO, refer to the accounting predecessor to Columbia Pipeline Partners LP. References to “Columbia Pipeline Partners,” “we,” “our,” “us” and the “Partnership” or like terms when used in a context for periods subsequent to the IPO or prospectively, refer to Columbia Pipeline Partners LP and its subsidiaries. We refer to our general partner, CPP GP LLC, as our “general partner” and refer to NiSource Inc. and its subsidiaries as “NiSource.”

This discussion and analysis should be read in conjunction with information contained in our accompanying unaudited consolidated and combined interim financial statements and the notes thereto and our combined financial statements and notes thereto included in our 2014 Form 10-K.
Note regarding forward-looking statements
This Form 10-Q includes certain “forward-looking statements,” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements give our current expectations, contain projections of results of operations or of financial condition, or forecasts of future events. Words such as “may,” “assume,” “forecast,” “position,” “predict,” “strategy,” “expect,” “intend,” “plan,” “estimate,” “anticipate,” “believe,” “project,” “budget,” “potential,” or “continue,” and similar expressions are used to identify forward-looking statements. They can be affected by assumptions used or by known or unknown risks or uncertainties. Consequently, no forward-looking statements can be guaranteed. When considering these forward-looking statements, you should keep in mind the risk factors and other cautionary statements in this Form 10-Q. Actual results may vary materially. You are cautioned not to place undue reliance on any forward-looking statements. You should also understand that it is not possible to predict or identify all such factors and should not consider the following list to be a complete statement of all potential risks and uncertainties. Factors that could cause our actual results to differ materially from the results contemplated by such forward-looking statements include:

•	changes in general economic conditions;

•	competitive conditions in our industry;

•	actions taken by third-party operators, processors and transporters;

•	the demand for natural gas storage and transportation services;

•	our ability to successfully implement our business plan;

•	our ability to complete internal growth projects on time and on budget;

•	the price and availability of debt and equity financing;

•	the availability and price of natural gas to the consumer compared to the price of alternative and competing fuels;

•	competition from the same and alternative energy sources;

•	energy efficiency and technology trends;

•	operating hazards and other risks incidental to transporting, storing and gathering natural gas;

•	natural disasters, weather-related delays, casualty losses and other matters beyond our control;

•	interest rates;

•	labor relations;

•	large customer defaults;

•	changes in the availability and cost of capital;

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Columbia Pipeline Partners LP

•	changes in tax status;

•	the effects of existing and future laws and governmental regulations;

•	the effects of future litigation; and

•	certain factors discussed elsewhere in this Form 10-Q.
Other factors described herein, as well as factors that are unknown or unpredictable, could also have a material adverse effect on future results. Please see Item 1A “Risk Factors” in our 2014 Form 10-K and this Form 10-Q. Except as required by applicable securities laws, we do not intend to update these forward-looking statements and information.
Executive Overview
We are a fee-based, growth-oriented Delaware limited partnership formed by NiSource to own, operate and develop a portfolio of pipelines, storage and related midstream assets. We closed our IPO on February 11, 2015 of 53,833,107 common units. Please see Note 2, "Initial Public Offering" in the Notes to Condensed Consolidated and Combined Financial Statements (unaudited) for further discussion. Prior to July 1, 2015, CPG was a wholly owned subsidiary of NiSource. On July 1, 2015, all the shares of CPG were distributed by NiSource to holders of NiSource common stock completing CPG's separation from NiSource ("the Separation"). Our parent company, CEG, was contributed to CPG prior to the Separation. Our business and operations are conducted through Columbia OpCo, a recently formed partnership between CEG and us. Our assets consist of a 15.7% limited partner interest in Columbia OpCo, as well as the non-economic general partner interest in Columbia OpCo. Through our ownership of Columbia OpCo’s general partner, we control all of Columbia OpCo’s assets and operations. As a result, we consolidate Columbia OpCo and CEG's retained interest of 84.3% is recorded as a noncontrolling interest in our consolidated financial statements.
Columbia OpCo owns substantially all of the natural gas transmission and storage assets of CEG, including approximately 15,000 miles of strategically located interstate pipelines extending from New York to the Gulf of Mexico and an underground natural gas storage system, with approximately 300 MMDth of working gas capacity, as well as related gathering and processing assets. Columbia OpCo’s revenue, excluding tracker-related revenues, generated under firm revenue contracts was 95% and 94% for the three and nine months ended September 30, 2015, respectively. As of September 30, 2015, these contracts had a weighted average remaining contract life of 5.0 years.
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
Commercial Growth and Expansion
We believe that we are well-positioned to attract volumes to our systems through cost-effective capacity expansions. For example, we have recently completed or we are currently undertaking the following expansions:

•
Chesapeake LNG. This approximately $28 million project was placed into service in the second quarter of 2015 and replaced 120,000 Dth/d of existing LNG peak shaving facilities nearing the end of their useful lives.

•
West Side Expansion (Columbia Gulf-Bi-Directional). This project increased capacity by up to 540,000 Dth/d to transport Marcellus production originating in West Virginia to Gulf Coast markets on the Columbia Gulf system. A portion of the project was placed in service in the fourth quarter of 2014 and the remaining portion will be placed into service in the fourth quarter of 2015. The total investment for the project is $113 million.

•
Big Pine Expansion. We are investing approximately $75 million to extend the Big Pine pipeline and add compression facilities that will add incremental capacity. The project will support Marcellus shale production in western Pennsylvania. The project piping was placed into service in the third quarter of 2015 and we expect the compression to be placed into service in the second quarter of 2016.

•
East Side Expansion. We have received FERC authorization to construct facilities to provide access for production from the Marcellus shale to northeastern and mid-Atlantic markets. The approximately $295 million project added 312,000 Dth/d of capacity and was placed into service in the fourth quarter of 2015.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
Columbia Pipeline Partners LP

•
Washington County Gathering. A producer has contracted with us to build an approximately 20 mile gas gathering system in southwestern Pennsylvania. The initial project went into service during the third quarter of 2015 and we expect to invest approximately $120 million through 2018.

•
Kentucky Power Plant Project. We expect to invest approximately $25 million to construct 2.7 miles of 16-inch pipeline and other facilities to a power plant near Columbia Gas Transmission’s Line P. This project will provide up to 72,000 Dth/d of new firm service and will be placed into service in the second quarter of 2016.

•
Gibraltar Project. We expect to invest approximately $270 million to construct an approximately 1 MMDth/d dry gas header pipeline in southwest Pennsylvania. We expect this to be the first of multiple phases with an initial in-service date in the fourth quarter of 2016.

•
Utica Access Project. We expect to invest approximately $50 million to construct 4.7 miles of 24-inch pipeline to provide 205,000 Dth/d of new firm transportation to provide Utica production access to liquid trading points on Columbia Gas Transmission's system. This project is expected to be placed into service in the fourth quarter of 2016.

•
Leach XPress. This project will provide approximately 1.5 MMDth/d of capacity from the Marcellus and Utica production regions to the Leach compressor station located on the Columbia Gulf system, TCO Pool, and other markets on the Columbia Gas Transmission system. We expect the project, which involves an estimated investment of $1.4 billion, to be placed into service in the fourth quarter of 2017.

•
Rayne XPress. This project will transport approximately 1 MMDth/d of southwest Marcellus and Utica production from the Leach, Kentucky interconnect with Columbia Gas Transmission towards the Rayne compressor station in southern Louisiana to reach various Gulf Coast markets. We expect the project, which involves an estimated investment of $380 million, to be placed into service in the fourth quarter of 2017.

•
Millennium Lateral. We intend to invest approximately $20 million through our ownership stake in Millennium Pipeline to construct approximately 8 miles of 16-inch pipeline to a new power plant situated near Wawayanda, New York. This project will provide up to 127,000 Dth/d of new firm capacity and will be placed into service in the fourth quarter of 2017.

•
Cameron Access Project. This project, which involves an investment of approximately $310 million, will provide 800,000 Dth/d of transportation capacity on the Columbia Gulf system to the Cameron LNG export terminal in Louisiana. We expect the project to be placed into service in the first quarter of 2018.

•
WB XPress. This project, which involves an investment of approximately $850 million, will expand Columbia Gas Transmission's WB system in order to transport approximately 1.3 MMDth/d of Marcellus production to pipeline interconnects and East Coast markets, including access to the Cove Point LNG terminal. We expect this project to be placed into service in the fourth quarter of 2018.

•
Mountaineer XPress. This approximately $2.0 billion project will provide new takeaway capacity for Marcellus and Utica production. The project will provide up to 2.7 MMDth/d of firm transportation capacity on the Columbia Gas Transmission system. We expect this project to be placed into service in the fourth quarter of 2018.

•
Gulf XPress. Gulf XPress will provide 860,000 Dth/d of firm transportation capacity for Marcellus and Utica production on the Columbia Gulf system. This project involves an investment of approximately $0.7 billion and is expected to be placed into service in the fourth quarter of 2018.

•
Millennium Eastern System Upgrade. We intend to invest approximately $130 million through our ownership stake in Millennium Pipeline to expand eastward flow capacity by 237,500 Dth/d to Ramapo and other nearby points on the system. We expect this project to be placed into service in the fourth quarter of 2018.

In 2013, the FERC approved the modernization settlement entered into by Columbia Gas Transmission and its customers that provides recovery and return on an investment of up to $1.5 billion over a five-year period to modernize its system to improve system integrity and enhance service reliability and flexibility. The modernization program includes, among other things, replacement of aging pipeline and compressor facilities, enhancements to system inspection capabilities and improvements in

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
Columbia Pipeline Partners LP

control systems. Columbia Gas Transmission expects to place approximately $319 million in modernization investments into service during 2015.
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

•
We incur incremental annual general and administrative expenses as a result of operating as a publicly traded partnership, which expenses are not reflected in the Predecessor’s financial results for periods prior to our IPO.

•
Upon the closing of the IPO, short-term borrowings-affiliated and a portion of the long-term debt-affiliated (including current portion of long-term debt-affiliated) have been transferred to an affiliate of CPG and the related interest expense is no longer being incurred.

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

•
We have entered into a $500.0 million revolving credit facility. We will incur interest expense at customary short-term interest rates. As of September 30, 2015, we had borrowings of $20.0 million and issued no letters of credit under the revolving credit facility.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
Columbia Pipeline Partners LP

Results of Operations
Three and Nine Months Ended September 30, 2015
The following schedule presents our historical consolidated and combined key operating and financial metrics.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2015	2014	2015	2014
		Predecessor		Predecessor
Operating Revenues
Transportation revenues	$265.8	$236.1	$751.0	$743.5
Transportation revenues-affiliated	—	18.8	47.1	66.3
Storage revenues	49.5	35.9	122.3	108.2
Storage revenues-affiliated	—	13.2	26.2	40.1
Other revenues	4.7	13.6	28.2	48.4
Total Operating Revenues	320.0	317.6	974.8	1,006.5
Operating Expenses
Operation and maintenance	144.9	163.2	392.9	477.1
Operation and maintenance-affiliated	37.4	31.8	112.1	89.6
Depreciation and amortization	33.4	29.2	98.7	87.7
Gain on sale of assets and impairment, net	(38.4)	(3.0)	(52.0)	(20.8)
Property and other taxes	15.2	14.6	53.3	50.3
Total Operating Expenses	192.5	235.8	605.0	683.9
Equity Earnings in Unconsolidated Affiliates	15.3	12.0	44.2	32.9
Operating Income	142.8	93.8	414.0	355.5
Other Income (Deductions)
Interest expense	(1.2)	—	(1.2)	—
Interest expense-affiliated	(6.4)	(14.4)	(24.1)	(39.1)
Other, net	9.4	3.6	18.6	8.0
Total Other Income (Deductions), net	1.8	(10.8)	(6.7)	(31.1)
Income before Income Taxes	144.6	83.0	407.3	324.4
Income Taxes	—	29.8	23.7	119.7
Net Income	144.6	$53.2	383.6	$204.7
Less: Predecessor net income prior to IPO on February 11, 2015	—		42.7
Net income subsequent to IPO	144.6		340.9
Less: Net income attributable to noncontrolling interest in Columbia OpCo subsequent to IPO	122.6		289.3
Net income attributable to limited partners subsequent to IPO	$22.0		$51.6
Throughput (MMDth)
Columbia Gas Transmission	284.3	264.1	1,096.7	1,023.9
Columbia Gulf	137.5	143.0	420.5	473.3
Total	421.8	407.1	1,517.2	1,497.2

Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014
Operating Revenues. Operating revenues were $320.0 million for the third quarter of 2015, an increase of $2.4 million from the same period in 2014. The increase in operating revenues was due primarily to increased demand revenue of $28.1 million largely from the CCRM, the West Side Expansion growth project and other new contracts, partially offset by a decrease of $14.8 million attributable to the recovery of operating costs under certain regulatory tracker mechanisms, which are offset in expense, and lower mineral rights royalty revenue of $8.5 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
Columbia Pipeline Partners LP

Operating Expenses. Operating expenses were $192.5 million for the third quarter of 2015, a decrease of $43.3 million from the same period in 2014. The decrease in operating expenses was primarily due to increased gains on the conveyances of mineral interests of $33.0 million, decreased operating costs under certain regulatory tracker mechanisms, recoveries of which are offset in operating revenues of $14.8 million, and lower employee and administrative expenses of $3.2 million. These variances were partially offset by higher depreciation of $4.2 million primarily due to higher levels of in-service assets and increased outside service costs of $2.7 million.
Equity Earnings in Unconsolidated Affiliates. Equity earnings in unconsolidated affiliates were $15.3 million for the third quarter of 2015, an increase of $3.3 million from the same period in 2014. Equity earnings increased primarily due to the Pennant joint venture going fully in-service.
Other Income (Deductions). Other income (deductions) in the third quarter of 2015 increased income by $1.8 million compared to a reduction in income of $10.8 million in the same period in 2014. The increase to income was primarily due to a decrease in interest expense of $6.8 million due to the repayment of long-term debt and an increase of $2.7 million in the equity portion of AFUDC.
Income Taxes. The effective income tax rates were zero and 35.9% in the third quarter of 2015 and 2014, respectively. The change in the overall effective tax rates between 2015 and 2014 was due to income that is not subject to income tax at the partnership level.
Throughput. Throughput totaled 421.8 MMDth for the third quarter of 2015, compared to 407.1 MMDth for the same period in 2014. The increase of 14.7 MMDth was primarily due to increased transportation of Marcellus and Utica natural gas production and increased deliveries to power generation plants.
Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014
Operating Revenues. Operating revenues were $974.8 million for the nine months ended September 30, 2015, a decrease of $31.7 million from the same period in 2014. The decrease in operating revenues was due primarily to a decrease of $90.3 million attributable to recovery of operating costs under certain regulatory tracker mechanisms, which are offset in expense, decreased mineral rights royalty revenue of $12.6 million and lower condensate revenues of $3.4 million. These decreases were partially offset by increased demand revenue of $83.9 million primarily from the CCRM, the West Side Expansion growth project and other new contracts.
Operating Expenses. Operating expenses were $605.0 million for the nine months ended September 30, 2015, a decrease of $78.9 million from the same period in 2014. The decrease in operating expenses was primarily due to $90.3 million of decreased operating costs under certain regulatory tracker mechanisms, recoveries of which are offset in operating revenues, and increased gains on the conveyances of mineral interests of $28.8 million. These variances were partially offset by higher outside service costs of $15.5 million, increased employee and administrative expenses of $11.3 million, higher depreciation of $11.0 million and increased other taxes of $3.0 million primarily due to higher levels of in-service assets.
Equity Earnings in Unconsolidated Affiliates. Equity earnings in unconsolidated affiliates were $44.2 million for the nine months ended September 30, 2015, an increase of $11.3 million from the same period in 2014. Equity earnings increased primarily due to the Pennant joint venture going fully in-service and new compression assets being placed into service at Millennium Pipeline.

Other Income (Deductions). Other income (deductions) for the nine months ended September 30, 2015 reduced income by $6.7 million compared to a reduction in income of $31.1 million in the same period in 2014. The variance was primarily due to a decrease of $13.8 million in interest expense due to the repayment of long-term debt, an increase of $6.8 million in the equity portion of AFUDC and higher interest income of $5.1 million.

Income Taxes. The effective income tax rates were 5.8% and 36.9% for the nine months ended September 30, 2015 and 2014, respectively. The change in the overall effective tax rates between 2015 and 2014 was primarily due to post-IPO income that is not subject to income tax at the partnership level, as well as the effects of tax credits, state income taxes, utility rate making and other permanent book-to-tax differences.

Throughput. Throughput totaled 1,517.2 MMDth for the nine months ended September 30, 2015, compared to 1,497.2 MMDth for the same period in 2014. The increase of 20.0 MMDth was primarily due to increased Marcellus and Utica natural gas production.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
Columbia Pipeline Partners LP

Non-GAAP Financial Measures
We provide below a discussion of certain non-GAAP financial measures that from time to time we provide to investors as additional information in order to supplement our financial statements, which are presented in accordance with GAAP.
Adjusted EBITDA and Partnership Distributable Cash Flow
We define Adjusted EBITDA as net income before interest expense, income taxes, and depreciation and amortization, plus distributions of earnings received from equity investees and one-time transition costs, less equity earnings in unconsolidated affiliates and other, net. In addition, to the extent transactions occur that are considered unusual, infrequent or not representative of underlying trends, we will remove the effect of these items from Adjusted EBITDA. Examples of these transactions include impairments and costs associated with the Separation. We define Partnership Distributable Cash Flow as Adjusted EBITDA less net cash interest expense, maintenance capital expenditures, gain on sale of assets and distributable cash flow attributable to noncontrolling interest plus proceeds from the sale of assets, interest income, capital (received) costs related to the Separation and any other known differences between cash and income.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2015	2014	2015	2014
		Predecessor		Predecessor
Net Income	$144.6	$53.2	$383.6	$204.7
Add:
Interest expense	1.2	—	1.2	—
Interest expense-affiliated	6.4	14.4	24.1	39.1
Income taxes	—	29.8	23.7	119.7
Depreciation and amortization	33.4	29.2	98.7	87.7
Asset impairment	0.6	—	0.6	—
Distributions of earnings received from equity investees	16.2	14.7	44.1	27.6
Less:
Equity earnings in unconsolidated affiliates	15.3	12.0	44.2	32.9
Other, net	9.4	3.6	18.6	8.0
Adjusted EBITDA	$177.7	$125.7	$513.2	$437.9
Less:
Adjusted EBITDA attributable to Predecessor prior to IPO	—		79.4
Adjusted EBITDA attributable to noncontrolling interest in Columbia OpCo subsequent to IPO	150.2		366.8
Adjusted EBITDA attributable to Partnership subsequent to IPO	$27.5		$67.0

Net Cash Flows from Operating Activities	$114.0	$109.1	$438.9	$446.6
Interest expense	1.2	—	1.2	—
Interest expense-affiliated	6.4	14.4	24.1	39.1
Current taxes	—	7.7	13.2	50.2
Gain on sale of assets and impairment, net	38.4	3.0	52.0	20.8
Other adjustments to operating cash flows	(3.7)	(2.7)	(8.2)	(6.5)
Changes in assets and liabilities	21.4	(5.8)	(8.0)	(112.3)
Adjusted EBITDA	$177.7	$125.7	$513.2	$437.9
Less:
Adjusted EBITDA attributable to Predecessor prior to IPO	—		79.4
Adjusted EBITDA attributable to noncontrolling interest in Columbia OpCo subsequent to IPO	150.2		366.8
Adjusted EBITDA attributable to Partnership subsequent to IPO	$27.5		$67.0

Adjusted EBITDA	$177.7		$513.2
Less:
Cash interest, net	7.6		25.3
Maintenance capital expenditures	29.2		99.9
Gain on sale of assets	39.0		52.6
Distributable cash flow attributable to Predecessor prior to IPO	—		67.8
Distributable cash flow attributable to noncontrolling interest subsequent to IPO	117.2		276.2
Add:
Proceeds from sales of assets	36.0		55.0
Interest income	4.2		4.2
Capital (received) costs related to Separation	(4.1)		(1.4)
Partnership Distributable Cash Flow	$20.8		$49.2

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
Columbia Pipeline Partners LP

Liquidity and Capital Resources
Our principal liquidity requirements are to finance our operations, fund capital expenditures and acquire additional interests in Columbia OpCo, make cash distributions and satisfy our indebtedness obligations. Our ability to meet these liquidity requirements will depend on our ability to generate cash in the future. Historically, our sources of liquidity included cash generated from operations and intercompany loans from CPG. We also participated in CPG's money pool administered by CPGSC, whereby on a daily basis cash balances residing in our bank accounts are swept into a CPG corporate account. Therefore, our historical financial statements reflect little or no cash balances.
In connection with our IPO, we established separate bank accounts, but CEG or its affiliates continue to provide treasury services on our general partner’s behalf under our omnibus agreement. Unlike our transactions with third parties, which ultimately settle in cash, our affiliate transactions are settled on a net basis through an intercompany receivable/payable with affiliates. Due to capital expenditures funded in this manner, these balances accumulated over time to reflect a net payable to NiSource. In connection with our IPO, CEG assumed the liability for $1,217.3million of intercompany debt owed to NiSource Finance by certain subsidiaries in the Columbia Pipeline Group Operations segment, and NiSource Finance novated the $1,217.3 million of intercompany debt from the subsidiaries to CEG.
Subsequent to our IPO, our sources of liquidity include:

•	cash generated from our operations;

•	our $500.0 million revolving credit facility;

•	cash distributions received from Columbia OpCo;

•	issuances of additional partnership units;

•	debt offerings;

•	$750.0 million of reserved borrowing capacity under an intercompany money pool initially with CPG, in which Columbia OpCo and its subsidiaries are participants; and

•	long-term intercompany borrowings.
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
Cash Flow. Net cash from operating activities, net cash used for investing activities and net cash from financing activities for the nine months ended September 30, 2015 and 2014, were as follows:

	Nine Months Ended September 30,
(in millions)	2015	2014
		Predecessor
Net cash from operating activities	$438.9	$446.6
Net cash used for investing activities	(989.5)	(618.6)
Net cash from financing activities	607.0	172.1

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
Columbia Pipeline Partners LP

Operating Activities
Net cash from operating activities for the nine months ended September 30, 2015 was $438.9 million, a decrease of $7.7 million compared to the nine months ended September 30, 2014. The decrease in net cash from operating activities was primarily attributable to customer deposits related to growth projects of $75.6 million received last year offset by other changes in working capital.
Pension and Other Postretirement Plan Funding. We do not expect to make any material contributions to our pension plans and expect to contribute approximately $8.1 million to our postretirement medical and life plans in 2015. For the nine months ended September 30, 2015, we made no contributions to our pension plans and contributed $3.0 million to our other postretirement medical and life plans.
Investing Activities
Capital expenditures for the nine months ended September 30, 2015 were $775.9 million, compared to $527.4 million for the comparable period in 2014. This increased spending is mainly due to higher spending on various growth projects primarily in the Marcellus and Utica Shale areas and for expenditures under the modernization program. We project 2015 capital expenditures to be approximately $1.2 billion.
Short-term lendings-affiliated for the nine months ended September 30, 2015 were $265.3 million, compared to $34.6 million for the comparable period in 2014. This increase was primarily a result of investing net proceeds from the IPO into the money pool.
Contributions to equity investees decreased $62.4 million. During the nine months ended September 30, 2015, contributions of $1.4 million were made to Millennium Pipeline. During the nine months ended September 30, 2014, the Predecessor contributed $61.2 million and $2.6 million to Pennant and Millennium Pipeline, respectively, to fund capital projects. Distributions received from equity investees increased by $15.1 million primarily due to an additional member joining the Pennant joint venture.
Proceeds from disposition of assets increased $49.1 million primarily due to increased proceeds received on conveyances of mineral rights positions.

Financing Activities
Net cash from financing activities for the nine months ended September 30, 2015 was $607.0 million, an increase of $434.9 million compared to the nine months ended September 30, 2014. The increase in net cash from financing activities was primarily due to net proceeds of the IPO of $1,168.4 million offset by the $500.0 million return of pre-formation capital expenditures to CEG. Refer to Note 2, “Initial Public Offering,” in the Notes to Consolidated and Combined Financial Statements (unaudited) for more information.
Columbia Pipeline Partners LP Credit Agreement. On December 5, 2014, we entered into a $500.0 million senior revolving credit facility, of which $50.0 million in letters of credit is available. The revolving credit facility became effective at the closing of CPPL's IPO with a termination date of February 11, 2020. The credit facility is available for general partnership purposes, including working capital and capital expenditures, including the funding of capital calls.
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
The revolving credit facility was executed on December 5, 2014, but did not become effective until the closing of our IPO. Additionally, our revolving credit facility contains various covenants and restrictive provisions which, among other things, limit our ability and our restricted subsidiaries’ ability to incur additional indebtedness, guarantees and/or liens; consolidate, merge or transfer all or substantially all of our assets; make certain investments or restricted payments; modify certain material agreements; engage in certain types of transactions with affiliates; dispose of assets; and prepay certain indebtedness; each of which is subject

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
Columbia Pipeline Partners LP

to customary and usual exceptions and baskets, including an exception to the limitation on restricted payments for distributions of available cash, as permitted by our organizational documents. The restricted payment provision does not prohibit us or any of our restricted subsidiaries from making distributions in accordance with our respective organizational documents unless there has been an event of default (as defined in our revolving credit agreement), and neither us nor any of our restricted subsidiaries has any restrictions on our ability to make distributions under our organizational documents. In particular, in accordance with our partnership agreement, the general partner has adopted a policy that we will make quarterly cash distributions in amounts equal to at least the minimum quarterly distribution of $0.1675 on each common and subordinated unit. However, the determination to make any distributions of cash is subject to the discretion of the general partner. If we fail to perform our obligations under these and other covenants, the revolving credit commitment could be terminated and any outstanding borrowings, together with accrued interest, under the revolving credit facility could be declared immediately due and payable. Our revolving credit facility also contains customary events of default, including cross default provisions that apply to any other indebtedness we may have with an outstanding principal amount in excess of $50.0 million.
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
As of September 30, 2015, we were in compliance with these covenants. As of September 30, 2015, we had $20.0 million in outstanding borrowings and issued no letters of credit under the revolving credit facility.
Columbia OpCo Money Pool Agreement and CPG Credit Agreement. In connection with the closing of our IPO, Columbia OpCo and its subsidiaries entered into an intercompany money pool agreement with NiSource Finance with $750.0 million of reserved borrowing capacity. Following the Separation, the agreement is now with CPG. The money pool is available for its general partnership purposes, including capital expenditures and working capital.
In furtherance of the money pool arrangement, CPG has entered into a $1,500.0 million senior revolving credit facility of which $750.0 million will be utilized as credit support for Columbia OpCo and its subsidiaries in connection with the money pool arrangement. The remaining $750.0 million will be available for CPG's general corporate purposes, including working capital. The revolving credit facility will provide liquidity support for CPG's $1,000.0 million commercial paper program. The revolving credit facility became effective as of the Separation with a termination date of July 2, 2020.
Obligations under the CPG revolving credit facility are unsecured. Each of CEG, OpCo GP and Columbia OpCo is a guarantor of CPG’s revolving credit facility. The loans thereunder shall bear interest at CPG’s option at either (i) the greatest of (a) the federal funds effective rate plus 0.500 percent, (b) the reference prime rate of JPMorgan Chase Bank, N.A., or (c) the Eurodollar rate which is based on the London Interbank Offered Rate (“LIBOR”), plus 1.000 percent, each of which is subject to a margin that varies from 0.000 percent to 0.650 percent per annum, according to the credit rating of CPG, or (ii) the Eurodollar rate plus a margin that varies from 1.000 percent to 1.650 percent per annum, according to the credit rating of CPG. CPG’s revolving credit facility is subject to a facility fee that varies from 0.125 percent to 0.350 percent per annum, according to the credit rating of CPG.
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
As of September 30, 2015, CPG was in compliance with these covenants. As of September 30, 2015, CPG had $225.0 in outstanding borrowings and had $18.1 million in letters of credit under the revolving credit facility.
Contractual Obligations. During the nine months ended September 30, 2015, $20.0 million was drawn on our revolving credit facility. The long-term debt-affiliated as of September 30, 2015, is comprised of the long-term note originating on December 9, 2013. Refer to Note 5, "Transactions with Affiliates" in the Notes to Consolidated and Combined Financial Statements (unaudited) for more information.

The table below summarizes the short-term borrowings and long-term debt obligations as of September 30, 2015:

(in millions)	Total	2015	2016	2017	2018	2019	After
Short-term borrowings	$20.0	$20.0	$—	$—	$—	$—	$—
Long-term debt-affiliated	630.9	—	630.9	—	—	—	—
Interest payments on long-term debt-affiliated	38.1	7.7	30.4	—	—	—	—
Total contractual obligations	$689.0	$27.7	$661.3	$—	$—	$—	$—
There were no material changes during the nine months ended September 30, 2015 to our pipeline transportation capacity agreements and operating lease contractual obligations as of December 31, 2014.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
Columbia Pipeline Partners LP

Other Information

Critical Accounting Policies
Our critical accounting policies are disclosed in the "Critical Accounting Policies" section of our 2014 Form 10-K. There were no significant changes to critical accounting policies for the period ended September 30, 2015.
Recently Issued Accounting Pronouncements
In April 2015, the FASB issued ASU 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. ASU 2015-03 changes the way entities present debt issuance costs in financial statements by presenting issuance costs on the balance sheet as a direct deduction from the related liability rather than as a deferred charge. Amortization of these costs will continue to be reported as interest expense. In August 2015, the FASB issued ASU 2015-15 to clarify the SEC staff's position on these costs in relation to line-of-credit agreements stating that the SEC staff would not object to an entity deferring and presenting debt issuance costs related to a line-of-credit arrangement as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of such arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit. The Partnership is required to adopt ASU 2015-03 and ASU 2015-15 for periods beginning after December 15, 2015, including interim periods, and the guidance is to be applied retrospectively with early adoption permitted. The Partnership is currently evaluating the impact the adoption of ASU 2015-03 and ASU 2015-15 will have on the Condensed Consolidated and Combined Financial Statements (unaudited) or Notes to Condensed Consolidated and Combined Financial Statements (unaudited).

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 outlines a single, comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance. The core principle of the new standard is that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, the FASB issued ASU 2015-14 to extend the adoption date for ASU 2014-09 to periods beginning after December 15, 2017, including interim periods, and the new standard is to be applied retrospectively with early adoption permitted on a limited basis. The Partnership is currently evaluating the impact the adoption of ASU 2014-09 and ASU 2015-14 will have on the Condensed Consolidated and Combined Financial Statements (unaudited) or Notes to Condensed Consolidated and Combined Financial Statements (unaudited).

In April 2015, the FASB issued ASU 2015-06, Earnings Per Share (Topic 260): Effects on Historical Earnings per Unit of Master Limited Partnership Dropdown Transactions. ASU 2015-06 specifies that for purposes of calculating historical earnings per unit under the two-class method, the earnings (losses) of a transferred business before the date of a dropdown transaction should be allocated entirely to the general partner. Qualitative disclosures about how the rights to the earnings (losses) differ before and after the dropdown transaction occurs for purposes of computing earnings per unit under the two-class method are also required. The Partnership is required to adopt ASU 2015-06 for periods beginning after December 15, 2015, including interim periods, and the guidance is to be applied retrospectively, with early adoption permitted. The Partnership is currently evaluating the impact the adoption of ASU 2015-06 will have on the Condensed Consolidated and Combined Financial Statements (unaudited) or Notes to Condensed Consolidated and Combined Financial Statements (unaudited) but does not anticipate that the impact will be material.

In April 2015, the FASB issued ASU 2015-05, Intangibles - Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer's Accounting for Fees Paid in a Cloud Computing Arrangement. ASU 2015-05 clarifies guidance on determining whether a cloud computing arrangement contains a software license that should be accounted for as internal-use software. The Partnership is required to adopt ASU 2015-05 for periods beginning after December 15, 2015, including interim periods, and the guidance is permitted to be applied either (1) prospectively to all agreements entered into or materially modified after the effective date or (2) retrospectively, with early adoption permitted. The Partnership is currently evaluating the impact the adoption of ASU 2015-05 will have on the Condensed Consolidated and Combined Financial Statements (unaudited) or Notes to Condensed Consolidated and Combined Financial Statements (unaudited) but does not anticipate that the impact will be material.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
Columbia Pipeline Partners LP

Qualifying Income Status and Proposed Regulations
Pursuant to Internal Revenue Code Section 7704(c)(2), in order to be treated as a partnership for U.S. federal income tax purposes, more than 90 percent of the income of a partnership must be from certain specified sources, including the exploration, development, mining or production, processing, refining, marketing and transportation of minerals and natural resources.  On May 5, 2015, the Treasury Department and the IRS issued the Proposed Regulations regarding qualifying income under Section 7704(d)(1)(E) of the Code. The Proposed Regulations provide rules regarding the Qualifying Income Exception. The IRS has received and is considering numerous comments regarding the scope of the Proposed Regulations and they may consult with industry experts and others to fully understand the matter. However, there is no set time frame for this process and it can take months or years to finalize the proposed new regulations. Although we do not believe, based upon our current operations and language of the proposed regulations, that we will be treated as a corporation for U.S. federal income tax purposes, finalized regulations could modify the amount of our gross income that we are able to treat as qualifying income for purposes of the qualifying income requirement.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Columbia Pipeline Partners LP

Market Risk Disclosures

For quantitative and qualitative disclosures about market risk, see Item 7A. "Quantitative and Qualitative Disclosures About Market Risk" in our 2014 10-K. Our exposures to market risk have not changed materially since December 31, 2014.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
The principal executive officer and principal financial officer of our general partner performed an evaluation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and to ensure that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, the principal executive officer and principal financial officer of our general partner have concluded that our disclosure controls and procedures are effective as of September 30, 2015.
Changes in Internal Controls
There have been no changes in our internal control over financial reporting during the fiscal quarter covered by this Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
Columbia Pipeline Partners LP
Please see Note 15 (“Other Commitments and Contingencies”) to Part I, Item I of this report, which is incorporated by reference into this Part II, Item 1, for a description of the litigation, legal and administrative proceedings and environmental matters.

ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors disclosed in our 2014 Form 10-K or previous Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2015 and June 30, 2015.

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

(3.3)
Second Amended and Restated Agreement of Limited Partnership of Columbia Pipeline Partners LP, dated as of July 30, 2015. (Incorporated by reference to Exhibit 3.3 of the Partnership’s Quarterly Report on Form 10-Q (File No. 001-36835) filed on August 3, 2015).

(10.1)*
Amended and Restated System Money Pool Agreement, dated as of July 1, 2015, by and among Columbia Pipeline Group, Inc., Columbia Pipeline Group Services Company, as administrative agent, and the direct and indirect subsidiaries of Columbia Pipeline Group, Inc.

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

Columbia Pipeline Partners LP
(Registrant)

		By:	CPP GP LLC, its general partner

Date:	November 3, 2015	By:	/s/ Jon D. Veurink
Jon D. Veurink
Senior Vice President and Chief Accounting Officer (Principal Accounting Officer and Duly Authorized Officer)