Form 10-K/A
period 2015-12-31
Columbia Pipeline Partners LP
filed 2016-04-07
CIK 1420783

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12-b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of Common Units (based upon the June 30, 2015, closing price of $25.20 on the New York Stock Exchange) held by non-affiliates was approximately $1,353,717,666.

At April 6, 2016, there were 53,834,784 Common Units and 46,811,398 Subordinated Units outstanding.

EXPLANATORY NOTE

This Amendment No. 1 (“Amendment”) to the Annual Report on Form 10-K of Columbia Pipeline Partners LP (“CPPL” or the “Partnership”) for the fiscal year ended December 31, 2015, as filed with the Securities and Exchange Commission (“SEC”) on February 18, 2016 (the “Original Form 10-K”), is being filed for the purpose of amending Item 11 of Part III.

On March 17, 2016, Columbia Pipeline Group, Inc., a Delaware corporation and the indirect parent company of the Partnership (“CPG”), entered into an Agreement and Plan of Merger (the “Merger Agreement”), among CPG, TransCanada PipeLines Limited, a Canadian corporation (“Parent”), TransCanada PipeLine USA Ltd., a Nevada corporation and a wholly owned subsidiary of Parent (“US Parent”), Taurus Merger Sub Inc., a Delaware corporation and a wholly owned subsidiary of US Parent (“Merger Sub”), and, solely for purposes of Section 3.02, Section 5.02, Section 5.09 and Article VIII of the Merger Agreement, TransCanada Corporation, a Canadian corporation and the direct parent company of Parent (“Ultimate Parent”). Upon the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub will be merged with and into CPG (the “Merger”) with CPG surviving the merger as an indirect wholly owned subsidiary of Ultimate Parent.

As a result of the proposed Merger, CPG no longer expects to hold a 2016 annual meeting of stockholders, and therefore does not intend to file a definitive proxy statement in connection therewith in 2016. As a result, CPPL is filing this Amendment to refer readers to certain information that will be included in CPG’s amended Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

As required by the rules of the SEC, this Amendment sets forth an amended “Item 15. Exhibits and Financial Statement Schedules” in its entirety and includes the new certifications from the Partnership’s chief executive officer and chief financial officer. Because no financial statements or financial information have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted.

Except as otherwise stated herein, no other information contained in the Original Form 10-K has been updated by this Amendment. This Amendment should be read in conjunction with our periodic filings made with the SEC, subsequent to the date of the Original Form 10-K.

PART III

ITEM 11. EXECUTIVE COMPENSATION

Our Chairman and Chief Executive Officer, Robert C. Skaggs, Jr., President, Glen L. Kettering, Executive Vice President and Chief Financial Officer, Stephen P. Smith, Executive Vice President and Chief Commercial Officer, Stanley G. Chapman, III, and Executive Vice President and Chief Operations Officer, Shawn L. Patterson, are our “Named Executive Officers.” Our Named Executive Officers are also the Named Executive Officers of CPG. We do not directly employ our Named Executive Officers for managing our business, and we do not have a compensation committee. We are managed by our general partner, and our Named Executive Officers are employees of CPG. Our Named Executive Officers are compensated directly by CPG. All decisions as to the compensation of our Named Executive Officers are and will be determined and approved by the compensation committee of CPG. Therefore, we do not have any policies or programs relating to compensation of our Named Executive Officers, and we make no decisions relating to such compensation. We have no control over this compensation determination process. The Named Executive Officers of CPG participate in CPG’s employee benefit plans and arrangements, including any CPG plans that may be established in the future.

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

A full discussion of the policies and programs of the compensation committee of CPG is set forth in Amendment No. 1 to CPG’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015, which is available on the SEC’s website at www.sec.gov and on CPG’s website at www.cpg.com under the “Investors” tab.

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

Compensation Committee Report

Neither we nor our general partner has a compensation committee. The board of directors of our general partner has reviewed and discussed with management the Compensation Discussion and Analysis contained in this report, and based on these reviews and discussions, recommended that the Compensation Discussion and Analysis be included in this report.

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

The following table discloses the cash, equity awards and other compensation earned, paid or awarded, to each of our directors during 2015.

Name	Fees Earned or Paid in Cash	Stock Awards		Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
(a)	($)(b)	($)(c)		($)(d)	($)(e)	($)(f)	($)(g)	($)(h)
Thomas W. Hofmann	72,143	119,922	(1)	—	—	—	—	192,065
G. Stephen Finley	47,903	104,920	(2)	—	—	—	—	152,823
Peggy A. Heeg(3)	—	—		—	—	—	—	—

(1)	Includes 1,119 phantom units granted on February 6, 2015 in connection with Mr. Hofmann’s appointment to the board of directors of our general partner and 3,365 phantom units granted on May 12, 2015 in connection with Mr. Hofmann’s annual 2015 retainer.
(2)	Includes 558 phantom units granted on March 13, 2015 in connection with Mr. Finley’s appointment to the board of directors of our general partner and 3,365 phantom units granted on May 12, 2015 in connection with Mr. Finley’s annual 2015 retainer.
(3)	Ms. Heeg was not a member of the board of directors of our general partner in 2015.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Financial Statements and Financial Statement Schedules

The financial statements and financial statement schedules listed in the Index to consolidated financial statements were filed as part of the Original Form 10-K.

Exhibits

See Index to Exhibits on page 7 of this Amendment.

These exhibits are filed with or incorporated by reference in this Amendment.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 of Form 10-K/A to be signed on its behalf by the undersigned, hereunto duly authorized.

COLUMBIA PIPELINE PARTNERS LP
(Registrant)

	By:	CPP GP LLC, its general partner

Date: April 7, 2016	/s/ Robert C. Skaggs, Jr.
	By:	Robert C. Skaggs, Jr.
Chief Executive Officer

EXHIBIT INDEX

The following exhibits listed below are filed with or incorporated by reference in this Amendment No. 1 to Form 10-K/A. Exhibits designated by an asterisk (*) are filed herewith and those designated with asterisks (**) are furnished herewith; all exhibits not so designated are incorporated herein by reference to a prior filing as indicated. Exhibits designated with (†) are management contracts or compensatory plan or agreement of Columbia Pipeline Partners LP.

Exhibit Number	Description

(3.1)	Certificate of Limited Partnership of NiSource Energy Partners, L.P. (Incorporated by reference to Exhibit 3.1 of the Partnership’s Registration Statement on Form S-1 (File No. 333-198990) filed on September 29, 2014).

(3.2)	Certificate of Amendment to Certificate of Limited Partnership of NiSource Energy Partners, L.P. (Incorporated by reference to Exhibit 3.2 of the Partnership’s Registration Statement on Form S-1 (File No. 333-198990) filed on November 12, 2014).

(3.3)	Second Amended and Restated Agreement of Limited Partnership of Columbia Pipeline Partners LP, dated as of June 30, 2015 (Incorporated by reference to Exhibit 3.3 to the Partnership’s Quarterly Report on Form 10-Q (File No. 001-36835) filed on August 3, 2015).

(4.1)	Registration Rights Agreement, dated as of February 11, 2015, by and between Columbia Pipeline Partners LP and Columbia Energy Group (Incorporated by reference to Exhibit 4.1 to the Partnership’s Form 8-K (File No. 001-36835) filed on February 11, 2015).

(4.2)	Indenture, dated as of May 22, 2015, by and among CPG, the Guarantors and U.S. Bank National Association, as Trustee, governing the Notes (Incorporated by reference to Exhibit 4.1 of the Partnership’s Current Report on Form 8-K (File No. 001-36835) filed on May 22, 2015).

(4.3)	Registration Rights Agreement, dated as of May 22, 2015, by and among CPG, the Guarantors and the Initial Purchasers, relating to the Notes (Incorporated by reference to Exhibit 4.2 of the Partnership’s Current Report on Form 8-K (File No. 001-36835) filed on May 22, 2015).

(4.4)	Form of 2.45% Senior Note due 2018 (Incorporated by reference to Exhibit 4.1 of the Partnership’s Current Report on Form 8-K (File No. 001-36835) filed on May 22, 2015).

(4.5)	Form of 3.30% Senior Note due 2020 (Incorporated by reference to Exhibit 4.1 of the Partnership’s Current Report on Form 8-K (File No. 001-36835) filed on May 22, 2015).

(4.6)	Form of 4.50% Senior Note due 2025 (Incorporated by reference to Exhibit 4.1 of the Partnership’s Current Report on Form 8-K (File No. 001-36835) filed on May 22, 2015 4.6 Form of 5.80% Senior Note due 2045 (Incorporated by reference to Exhibit 4.1 of the Partnership’s Current Report on Form 8-K (File No. 001-36835) filed on May 22, 2015).

(10.1)	Contribution, Conveyance and Assumption Agreement, dated as of February 11, 2015, by and among NiSource Inc., NiSource Finance Corp., Columbia Pipeline Group, Inc., Columbia Energy Group, Columbia Gas Transmission, LLC, Columbia Gulf Transmission, LLC, Columbia Hardy Holdings, LLC, Columbia Hardy Corporation, Columbia Midstream & Minerals Group, LLC, Columbia Midstream Group, LLC, Columbia Pipeline Partners LP, CPP GP LLC, CPG OpCo LP and CPG OpCo GP LLC (Incorporated by reference to Exhibit 10.1 to the Partnership’s Form 8-K (File No. 001-36835) filed on February 11, 2015).

(10.2)	Omnibus Agreement, dated as of February 11, 2015, by and among Columbia Energy Group, CPP GP LLC, Columbia Pipeline Group, Inc. and Columbia Pipeline Partners LP (Incorporated by reference to Exhibit 10.2 to the Partnership’s Form 8-K (File No. 001-36835) filed on February 11, 2015).

(10.3)†	Columbia Pipeline Partners LP Long Term Incentive Plan (Incorporated by reference to Exhibit 4.4 to the Partnership’s Form S-8 (File No. 333-202021) filed on February 11, 2015).

(10.4)	Service Agreement, dated as of February 11, 2015, by and between Columbia Pipeline Partners LP, its subsidiaries, affiliates and associates and Columbia Pipeline Group Services Company (Incorporated by reference to Exhibit 10.3 to the Partnership’s Form 8-K (File No. 001-36835) filed on February 11, 2015).

Exhibit Number	Description

(10.5)	Amended and Restated System Money Pool Agreement, dated as of July 1, 2015, by and among Columbia Pipeline Group, Inc., Columbia Pipeline Group Services Company, as administrative agent, and the direct and indirect subsidiaries of Columbia Pipeline Group, Inc. (Incorporated by reference to Exhibit 10.1 of the Partnership’s Quarterly Report on Form 10-Q (File No. 333-198990) filed on November 3, 2015)

(10.6)

Tax Sharing Agreement, dated as of February 11, 2015, by and among NiSource Inc., Columbia Pipeline Partners LP and CPG OpCo LP (Incorporated by reference to Exhibit 10.4 to the Partnership’s Form 8-K (File No. 001-36835) filed on February 11, 2015).

(10.7)	Trademark License Agreement, dated as of February 11, 2015, by and between NiSource Corporate Services Company and Columbia Pipeline Group Services Company (Incorporated by reference to Exhibit 10.8 to the Partnership’s Annual Report on Form 10-K (File No. 001-36835) filed on February 18, 2015).

(10.8)	Amended and Restated Agreement of Limited Partnership of CPG OpCo LP, dated as of February 11, 2015, (Incorporated by reference to Exhibit 10.5 to the Partnership’s Form 8-K (File No. 3001-36835) filed on February 11, 2015).

(10.10) †	Form of Columbia Pipeline Partners LP Phantom Unit Agreement (Incorporated by reference to Exhibit 4.5 to the Partnership’s Form S-8 (File No. 333-202021) filed on February 11, 2015).

(10.11)	Revolving Credit Agreement, dated as of December 5, 2014, by and among Columbia Pipeline Partners LP, as Borrower, NiSource Inc., Columbia Pipeline Group, Inc., Columbia Energy Group, CPG OpCo LP, CPG OpCo GP LLC, as Guarantors, the Lenders party thereto, and Wells Fargo Bank, National Association, as Administrative Agent, The Bank of Tokyo-Mitsubishi UFJ, LTD, as Syndication Agent (Incorporated by reference to Exhibit 10.6 of the Partnership’s Registration Statement on Form S-1 (File No. 333-198990) filed on December 10, 2014).

(21.1)	List of Subsidiaries of Columbia Pipeline Partners LP. (Incorporated by reference to the Partnership’s Annual Report on Form 10-K (File No. 001-36835) filed on February 18, 2016).

(23.1)	Consent of Deloitte & Touche LLP (Incorporated by reference to the Partnership’s Annual Report on Form 10-K (File No. 001-36835) filed on February 18, 2016).

(31.1)*	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)*	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32.1)	Certification of Chief Executive Officer, pursuant to 18. U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Incorporated by reference to the Partnership’s Annual Report on Form 10-K (File No. 001-36835) filed on February 18, 2016).

(32.2)	Certification of Chief Financial Officer, pursuant to 18. U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Incorporated by reference to the Partnership’s Annual Report on Form 10-K (File No. 001-36835) filed on February 18, 2016).

(101.INS)	XBRL Instance Document (Incorporated by reference to the Partnership’s Annual Report on Form 10-K (File No. 001-36835) filed on February 18, 2016).

(101.SCH)	XBRL Schema Document (Incorporated by reference to Exhibit 10.8 to the Partnership’s Annual Report on Form 10-K (File No. 001-36835) filed on February 18, 2016).

(101.CAL)	XBRL Calculation Linkbase Document (Incorporated by reference to the Partnership’s Annual Report on Form 10-K (File No. 001-36835) filed on February 18, 2016).

(101.LAB)	XBRL Labels Linkbase Document (Incorporated by reference to the Partnership’s Annual Report on Form 10-K (File No. 001-36835) filed on February 18, 2016).

(101.PRE)	XBRL Presentation Linkbase Document (Incorporated by reference to the Partnership’s Annual Report on Form 10-K (File No. 001-36835) filed on February 18, 2016).

(101.DEF)	XBRL Definition Linkbase Document (Incorporated by reference to the Partnership’s Annual Report on Form 10-K (File No. 001-36835) filed on February 18, 2016).