Form 10-Q
period 2016-03-31
Columbia Pipeline Partners LP
filed 2016-05-03
CIK 1420783

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
or
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
Yes ☐    No ☑

At April 29, 2016, there were 53,834,784 Common Units and 46,811,398 Subordinated Units outstanding.

COLUMBIA PIPELINE PARTNERS LP
FORM 10-Q QUARTERLY REPORT
FOR THE QUARTER ENDED MARCH 31, 2016

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

ASC	Accounting Standards Codification
ASU	Accounting Standards Update
CAA	Clean Air Act
CCRM	Capital Cost Recovery Mechanism, which is an approved demand charge under the Columbia Gas Transmission modernization settlement
Dth/d	Dekatherms per day
EPA	United States Environmental Protection Agency
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
GAAP	Generally Accepted Accounting Principles
IPO	Initial public offering of Columbia Pipeline Partners LP, which was completed on February 11, 2015
LDC	Local distribution companies are involved in the delivery of natural gas to consumers within a specific geographic area.
LIBOR	London Interbank Offered Rate
LNG	Natural gas that has been cooled to minus 161 degrees Celsius for transportation, typically by ship. The cooling process reduces the volume of natural gas by 600 times
MMDth	One million Dekatherms
MMDth/d	One million Dekatherms per day
NAAQS	National Ambient Air Quality Standards
NGA	Natural Gas Act of 1938
NiSource	NiSource Inc.
NiSource Corporate Services	NiSource Corporate Services Company

Columbia Pipeline Partners LP

DEFINED TERMS (continued)

NiSource Finance	NiSource Finance Corp.
OCI	Other Comprehensive Income (Loss)
ppb	Parts per billion
throughput	The volume of natural gas transported or passing through a pipeline, plant, terminal or other facility during a particular period

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
Columbia Pipeline Partners LP Condensed Consolidated Balance Sheets (unaudited)

(in millions)	March 31, 2016	December 31, 2015
ASSETS
Current Assets
Cash and cash equivalents	$34.2	$78.9
Accounts receivable (less reserve of $0.3 and $0.3, respectively)	154.1	145.9
Accounts receivable-affiliated	122.6	149.4
Materials and supplies, at average cost	33.2	32.8
Exchange gas receivable	11.8	18.8
Deferred property taxes	54.2	52.0
Prepayments and other	31.0	33.8
Total Current Assets	441.1	511.6
Investments
Unconsolidated affiliates	436.2	437.1
Other investments	1.8	1.8
Total Investments	438.0	438.9
Property, Plant and Equipment
Property, plant and equipment	9,297.6	8,930.9
Accumulated depreciation and amortization	(2,994.0)	(2,960.1)
Net Property, Plant and Equipment	6,303.6	5,970.8
Other Noncurrent Assets
Regulatory assets	132.6	134.1
Goodwill	1,975.5	1,975.5
Postretirement and postemployment benefits assets	122.3	120.5
Deferred charges and other	10.9	10.6
Total Other Noncurrent Assets	2,241.3	2,240.7
Total Assets	$9,424.0	$9,162.0

The accompanying Notes to Condensed Consolidated and Combined Financial Statements (unaudited) are an integral part of these statements.

ITEM 1. FINANCIAL STATEMENTS (continued)

Columbia Pipeline Partners LP Condensed Consolidated Balance Sheets (unaudited) (continued)

(in millions, except unit amounts)	March 31, 2016	December 31, 2015
LIABILITIES AND EQUITY
Current Liabilities
Short-term borrowings	$15.0	$15.0
Short-term borrowings-affiliated	348.8	42.1
Accounts payable	46.2	49.9
Accounts payable-affiliated	22.6	86.3
Customer deposits	18.7	17.8
Taxes accrued	103.6	108.2
Exchange gas payable	11.7	18.2
Deferred revenue	10.5	15.0
Accrued capital expenditures	88.0	95.9
Accrued compensation and related costs	21.5	26.6
Other accruals	56.9	43.8
Total Current Liabilities	743.5	518.8
Noncurrent Liabilities
Long-term debt-affiliated	630.9	630.9
Deferred income taxes	1.0	1.0
Accrued liability for postretirement and postemployment benefits	35.8	36.1
Regulatory liabilities	291.9	309.7
Asset retirement obligations	24.7	25.3
Other noncurrent liabilities	65.8	63.5
Total Noncurrent Liabilities	1,050.1	1,066.5
Total Liabilities	1,793.6	1,585.3
Commitments and Contingencies (Refer to Note 15)
Equity and Partners' Capital
Common unitholders-public (53,834,784 units issued and outstanding)	963.4	958.5
Subordinated unitholders-CEG (46,811,398 units issued and outstanding)	308.3	304.0
Accumulated other comprehensive loss	(3.9)	(4.0)
Total Columbia Pipeline Partners LP partners' equity and capital	1,267.8	1,258.5
Noncontrolling Interest in Columbia OpCo	6,362.6	6,318.2
Total Equity and Partners' Capital	7,630.4	7,576.7
Total Liabilities and Equity and Partners' Capital	$9,424.0	$9,162.0
The accompanying Notes to Condensed Consolidated and Combined Financial Statements (unaudited) are an integral part of these statements.

ITEM 1. FINANCIAL STATEMENTS (continued)

Columbia Pipeline Partners LP
Condensed Statements of Consolidated and Combined Operations (unaudited)

	Three Months Ended March 31,
(in millions, except per unit amounts)	2016	2015
Operating Revenues
Transportation revenues	$307.8	$247.9
Transportation revenues-affiliated	—	28.7
Storage revenues	49.9	36.6
Storage revenues-affiliated	—	13.3
Other revenues	5.8	12.7
Total Operating Revenues	363.5	339.2
Operating Expenses
Operation and maintenance	99.2	110.0
Operation and maintenance-affiliated	42.4	36.1
Depreciation and amortization	37.6	32.3
Gain on sale of assets	(2.6)	(5.3)
Property and other taxes	20.8	19.0
Total Operating Expenses	197.4	192.1
Equity Earnings in Unconsolidated Affiliates	15.8	14.9
Operating Income	181.9	162.0
Other Income (Deductions)
Interest expense	(0.6)	—
Interest expense-affiliated	(7.2)	(11.4)
Other, net	6.1	4.3
Total Other Deductions, net	(1.7)	(7.1)
Income before Income Taxes	180.2	154.9
Income Taxes	—	23.7
Net Income	180.2	131.2
Less: Predecessor net income prior to IPO on February 11, 2015	—	42.7
Net income subsequent to IPO	180.2	88.5
Less: Net income attributable to noncontrolling interest in Columbia OpCo subsequent to IPO	152.9	75.2
Net income attributable to limited partners subsequent to IPO	$27.3	$13.3
Net income attributable to partners' ownership interest subsequent to IPO per limited partner unit (basic and diluted)
Common units	$0.25	$0.13
Subordinated units	0.25	0.13
Weighted average limited partner units outstanding (basic and diluted)
Common units	53.8	53.8
Subordinated units	46.8	46.8
The accompanying Notes to Condensed Consolidated and Combined Financial Statements (unaudited) are an integral part of these statements.

ITEM 1. FINANCIAL STATEMENTS (continued)

Columbia Pipeline Partners LP
Condensed Statements of Consolidated and Combined Comprehensive Income (unaudited)

	Three Months Ended March 31,
(in millions, net of taxes for periods prior to IPO)	2016	2015
Net Income	$180.2	$131.2
Other comprehensive income
Net unrealized gain on cash flow hedges(1)	0.5	0.2
Total other comprehensive income	0.5	0.2
Total comprehensive income	180.7	131.4
Total other comprehensive income prior to IPO	—	0.1
Predecessor net income prior to IPO	—	42.7
Total comprehensive income prior to IPO	—	42.8
Total comprehensive income subsequent to IPO	180.7	88.6
Less: Comprehensive income attributable to noncontrolling interest subsequent to IPO	153.3	75.3
Comprehensive income attributable to limited partners subsequent to IPO	$27.4	$13.3
(1) Net unrealized gains on derivatives qualifying as cash flow hedges, net of zero and $0.1 million tax expense for the three months ended March 31, 2016 and 2015, respectively.
The accompanying Notes to Condensed Consolidated and Combined Financial Statements (unaudited) are an integral part of these statements.

ITEM 1. FINANCIAL STATEMENTS (continued)

Columbia Pipeline Partners LP Condensed Statements of Consolidated and Combined Cash Flows (unaudited)

Three Months Ended March 31, (in millions)	2016	2015
Operating Activities
Net Income	$180.2	$131.2
Adjustments to Reconcile Net Income to Net Cash from Operating Activities:
Depreciation and amortization	37.6	32.3
Deferred income taxes and investment tax credits	—	10.5
Deferred revenue	(2.0)	5.3
Equity-based compensation expense and profit sharing contribution	0.7	2.0
Gain on sale of assets	(2.6)	(5.3)
Equity earnings in unconsolidated affiliates	(15.8)	(14.9)
Amortization of debt related costs	0.1	0.1
AFUDC equity	(6.1)	(3.5)
Distributions of earnings received from equity investees	18.9	18.3
Changes in Assets and Liabilities:
Accounts receivable	(5.7)	12.2
Accounts receivable-affiliated	1.8	15.1
Accounts payable	(11.3)	(15.6)
Accounts payable-affiliated	(65.7)	(15.1)
Customer deposits	0.9	0.6
Taxes accrued	(4.7)	2.4
Exchange gas receivable/payable	0.6	—
Other accruals	(5.3)	(7.8)
Prepayments and other current assets	8.1	2.9
Regulatory assets/liabilities	1.4	11.8
Postretirement and postemployment benefits	(0.1)	(7.7)
Deferred charges and other noncurrent assets	(2.1)	(1.9)
Other noncurrent liabilities	3.0	0.8
Net Cash Flows from Operating Activities	131.9	173.7
Investing Activities
Capital expenditures	(377.4)	(163.9)
Change in short-term lendings-affiliated	24.9	(699.6)
Proceeds from disposition of assets	—	10.2
Contributions to equity investees	(1.9)	—
Distributions from equity investees	0.2	1.3
Other investing activities	(2.0)	(2.5)
Net Cash Flows used for Investing Activities	(356.2)	(854.5)
Financing Activities
Change in short-term borrowings-affiliated	306.6	(240.4)
Payments of long-term debt-affiliated, including current portion	—	(957.8)
Proceeds from the issuance of common units, net of offering costs	—	1,168.4
Distribution of IPO proceeds to parent	—	(500.0)
Contribution of capital from parent	—	1,217.3
Quarterly distributions to unitholders	(18.1)	—
Distribution to noncontrolling interest in Columbia OpCo	(108.9)	—
Net Cash Flows from Financing Activities	179.6	687.5
Change in cash and cash equivalents	(44.7)	6.7
Cash and cash equivalents at beginning of period	78.9	0.5
Cash and Cash Equivalents at End of Period	$34.2	$7.2

The accompanying Notes to Condensed Consolidated and Combined Financial Statements (unaudited) are an integral part of these statements.

ITEM 1. FINANCIAL STATEMENTS (continued)

Columbia Pipeline Partners LP
Condensed Statements of Consolidated and Combined Equity and Partners' Capital (unaudited)

(in millions)	Common Unitholders	Subordinated Unitholders	Noncontrolling Interest	Accumulated Other Comprehensive Loss	Total
Balance as of January 1, 2016	$958.5	$304.0	$6,318.2	$(4.0)	$7,576.7
Net income	14.6	12.7	152.9	—	180.2
Other comprehensive income	—	—	0.4	0.1	0.5
Quarterly distributions to unitholders	(9.7)	(8.4)	—	—	(18.1)
Distributions to the noncontrolling interest in Columbia OpCo	—	—	(108.9)	—	(108.9)
Balance as of March 31, 2016	$963.4	$308.3	$6,362.6	$(3.9)	$7,630.4

	Predecessor	Partnership
(in millions)	Net Parent Investment	Common Unitholders	Subordinated Unitholders	Noncontrolling Interest	Accumulated Other Comprehensive Loss	Total
Balance as of January 1, 2015	$4,188.0	$—	$—	$—	$(16.7)	$4,171.3
Net income from January 1, 2015 through February 10, 2015	42.7	—	—	—	—	42.7
Other comprehensive income, net of tax, from January 1, 2015 through February 10, 2015	—	—	—	—	0.1	0.1
Contribution of capital from parent	1,217.3	—	—	—	—	1,217.3
Predecessor net tax liabilities not assumed by Columbia OpCo(1)	1,232.5	—	—	—	(10.3)	1,222.2
Contributed/Noncontributed Net Parent Investment Adjustments(2)	(7.7)	—	—	—	—	(7.7)
Balance as of February 11, 2015 (prior to IPO)	6,672.8	—	—	—	(26.9)	6,645.9
Allocation of net investment to unitholders	(6,672.8)	—	487.1	6,185.7	—	—
Allocation of accumulated other comprehensive loss to noncontrolling interest	—	—	—	(22.7)	22.7	—
Net proceeds from IPO	—	1,168.4	—	—	—	1,168.4
Purchase of additional interest in Columbia OpCo(3)	—	(227.1)	(197.3)	424.4	—	—
Distribution to the noncontrolling interest in Columbia OpCo	—	—	—	(500.0)	—	(500.0)
Net income from February 11, 2015 through March 31, 2015	—	7.1	6.2	75.2	—	88.5
Other comprehensive income, from February 11, 2015 through March 31, 2015	—	—	—	0.1	—	0.1
Balance as of March 31, 2015	$—	$948.4	$296.0	$6,162.7	$(4.2)	$7,402.9
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

ITEM 1. FINANCIAL STATEMENTS (continued)
Columbia Pipeline Partners LP
Notes to Condensed Consolidated and Combined Financial Statements (unaudited)

1.    Basis of Accounting Presentation
Columbia Pipeline Partners LP (the "Partnership") was formed in Delaware on December 5, 2007 as a subsidiary of NiSource Inc. ("NiSource"). CEG owns the general partner of the Partnership and all of the Partnership’s subordinated units and incentive distribution rights. On February 11, 2015, NiSource contributed its subsidiary CEG to CPG. Following this contribution, CPG owns and operates, through its subsidiaries, approximately 15,000 miles of strategically located interstate gas pipelines extending from New York to the Gulf of Mexico and one of the nation’s largest underground natural gas storage systems, with approximately 300 MMDth of working gas capacity, as well as related gathering and processing assets. CEG owns and operates, through its subsidiaries, substantially all of the natural gas transmission and storage assets of CPG. Prior to July 1, 2015, CPG was a wholly owned subsidiary of NiSource. On July 1, 2015, all the shares of CPG were distributed by NiSource to holders of NiSource common stock completing CPG's separation from NiSource (the "Separation"). As a result of the Separation, CPG became an independent publicly traded company. Columbia Pipeline Partners LP Predecessor (the “Predecessor”) is comprised of NiSource’s Columbia Pipeline Group Operations reportable segment.
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
For periods subsequent to the closing of the IPO, the financial statements included in this quarterly report are the financial statements and accounting records of the Partnership. For periods prior to the closing of the IPO, the financial statements included in this quarterly report are the financial statements and accounting records of the Predecessor. The consolidated and combined financial statements were prepared as follows:

•	The Condensed Consolidated Balance Sheets (unaudited) consist of the consolidated balance sheets of the Partnership as of March 31, 2016 and December 31, 2015.

•
The Condensed Statements of Consolidated and Combined Operations (unaudited) consist of consolidated results of the Partnership for the three months ended March 31, 2016 and for the period from February 11, 2015 through March 31, 2015 and the combined results of the Predecessor for the period from January 1, 2015 through February 10, 2015.

•
The Condensed Statements of Consolidated and Combined Comprehensive Income (unaudited) consist of consolidated results of the Partnership for the three months ended March 31, 2016 and for the period from February 11, 2015 through March 31, 2015 and the combined results of the Predecessor for the period from January 1, 2015 through February 10, 2015.

•
The Condensed Statements of Consolidated and Combined Cash Flows (unaudited) consist of consolidated cash flows of the Partnership for the three months ended March 31, 2016 and for the period from February 11, 2015 through March 31, 2015 and the combined cash flows of the Predecessor for the period from January 1, 2015 through February 10, 2015.

•
The Condensed Statements of Consolidated and Combined Equity and Partners' Capital (unaudited) consist of consolidated activity of the Partnership for the three months ended March 31, 2016 and for the period from February 11, 2015 through March 31, 2015 and the combined activity of the Predecessor for the period from January 1, 2015 through February 10, 2015.

ITEM 1. FINANCIAL STATEMENTS (continued)
Columbia Pipeline Partners LP
Notes to Condensed Consolidated and Combined Financial Statements (unaudited) (continued)

Merger. On March 17, 2016, CPG entered into an Agreement and Plan of Merger (the “Merger Agreement”), among CPG, TransCanada PipeLines Limited, a Canadian corporation (“Parent”), TransCanada PipeLine USA Ltd., a Nevada corporation and a wholly owned subsidiary of Parent (“US Parent”), Taurus Merger Sub Inc., a Delaware corporation and a wholly owned subsidiary of US Parent (“Merger Sub”), and, solely for purposes of Section 3.02, Section 5.02, Section 5.09 and Article VIII of the Merger Agreement, TransCanada Corporation, a Canadian corporation and the direct parent company of Parent (“TransCanada”). Upon the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub will be merged with and into CPG (the “Merger”) with CPG surviving the Merger as an indirect wholly owned subsidiary of TransCanada.
The Merger is expected to close in the second half of 2016, subject to satisfaction of customary conditions, including receipt of required regulatory and CPG shareholder approval. Following the completion of the transaction, TransCanada will own the general partner of the Partnership, all of the Partnership's incentive distribution rights and all of the Partnership's subordinated units, which represent a 46.5% limited partnership interest in the Partnership.
The Condensed Consolidated and Combined Financial Statements (unaudited) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to those rules and regulations, although the Partnership believes that the disclosures made are adequate to make the information not misleading. These financial statements should be read in conjunction with the Predecessor’s combined financial statements included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2015 (the "2015 Form 10-K"). These financial statements reflect all normal recurring adjustments that are, in the opinion of management, necessary to fairly present the Partnership’s results of operations and financial position in accordance with GAAP in the United States of America. Amounts reported in the Condensed Statements of Consolidated and Combined Operations (unaudited) are not necessarily indicative of amounts expected for the respective annual periods. All intercompany transactions and balances have been eliminated.
2.    Initial Public Offering
On February 6, 2015, the Partnership's common units began trading on the New York Stock Exchange under the ticker symbol "CPPL." On February 11, 2015, the Partnership completed its offering of 53,833,107 common units at a price to the public of $23.00 per unit, including 7,021,709 common units that were issued pursuant to the exercise in full of the underwriters' over-allotment option. The Partnership received net proceeds of $1,168.4 million from the offering. At or prior to the closing of the IPO the following transactions occurred:

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

•
The Partnership purchased from Columbia OpCo an additional 8.4% limited partner interest in exchange for $1,168.4 million from the net proceeds of the IPO, net of underwriting discounts, structuring fees and offering expenses of approximately $69.8 million, resulting in the Partnership owning a 15.7% limited partner interest in Columbia OpCo.

ITEM 1. FINANCIAL STATEMENTS (continued)
Columbia Pipeline Partners LP
Notes to Condensed Consolidated and Combined Financial Statements (unaudited) (continued)

The table below summarizes the effects of the changes in the Partnership's ownership interest in Columbia OpCo on the Partnership's equity:

	Three Months Ended March 31,
(in millions)	2016	2015
Net income attributable to the Partnership	$27.3	$13.3
Decrease in partnership equity for the purchase of an additional 8.4 percent interest in Columbia OpCo	—	(424.4)
Change from net income attributable to the Partnership and transfers to noncontrolling interest	$27.3	$(411.1)

•	Columbia OpCo distributed $500.0 million to CEG as a reimbursement of preformation capital expenditures with respect to the assets contributed to Columbia OpCo.
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
3.    Recent Accounting Pronouncements
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 outlines a single, comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance. The core principle of the new standard is that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, the FASB issued ASU 2015-14 to extend the adoption date for ASU 2014-09 to periods beginning after December 15, 2017, including interim periods, and the new standard is to be applied retrospectively, with early adoption permitted on the original effective date of ASU 2014-09 on a limited basis. In March 2016, the FASB issued ASU 2016-08, which amends the principal-versus-agent implementation guidance and illustrations in ASU 2014-09. Among other things, ASU 2016-08 clarifies that an entity should evaluate whether it is the principal or the agent for each specified good or service promised in a contract with a customer. As defined in ASU 2016-08, a specified good or service is "a distinct good or service (or a distinct bundle of goods or services) to be provided to the customer." Therefore, for contracts involving more than one specified good or service, the entity may be the principal for one or more specified goods or services and the agent for others. ASU 2016-08 has the same effective date as ASU 2014-09, as amended by ASU 2015-14. The Partnership is required to adopt ASU 2016-08 using the same transition method it uses to adopt ASU 2014-09. The Partnership is currently evaluating the impact the adoption of ASU 2014-09, ASU 2015-14 and ASU 2016-08 will have on the Condensed Consolidated and Combined Financial Statements (unaudited) or Notes to Condensed Consolidated and Combined Financial Statements (unaudited).
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 introduces a lessee model that brings most leases on the balance sheet. The new standard also aligns many of the underlying principles of the new lessor model with those in ASC 606, the FASB's new revenue recognition standard (e.g., those related to evaluating when profit can be recognized). Furthermore, ASU 2016-02 addresses other concerns related to the current leases model. For example, ASU 2016-02 eliminates the requirement in current U.S. GAAP for an entity to use bright-line tests in determining lease classification. The standard also requires lessors to increase the transparency of their exposure to changes in value of their residual assets and how they manage that exposure. The Partnership is required to adopt ASU 2016-02 for periods beginning after December 15, 2018, including interim periods, with early adoption permitted. The Partnership is currently evaluating the impact the adoption of ASU 2016-02 will have on the Condensed Consolidated and Combined Financial Statements (unaudited) or Notes to Condensed Consolidated and Combined Financial Statements (unaudited).

ITEM 1. FINANCIAL STATEMENTS (continued)
Columbia Pipeline Partners LP
Notes to Condensed Consolidated and Combined Financial Statements (unaudited) (continued)

In April 2015, the FASB issued ASU 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. ASU 2015-03 changes the way entities present debt issuance costs in financial statements by presenting issuance costs on the balance sheet as a direct deduction from the related liability rather than as a deferred charge. Amortization of these costs will continue to be reported as interest expense. In August 2015, the FASB issued ASU 2015-15 to clarify the SEC staff's position on these costs in relation to line-of-credit agreements stating that the SEC staff would not object to an entity deferring and presenting debt issuance costs related to a line-of-credit arrangement as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of such arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit. The Partnership retrospectively adopted ASU 2015-03 and ASU 2015-15 as of January 1, 2016. The adoption of this guidance did not have a material impact on the Condensed Consolidated or Combined Financial Statements (unaudited) or Notes to Condensed Consolidated and Combined Financial Statements (unaudited).
In April 2015, the FASB issued ASU 2015-06, Earnings Per Share (Topic 260): Effects on Historical Earnings per Unit of Master Limited Partnership Dropdown Transactions. ASU 2015-06 specifies that for purposes of calculating historical earnings per unit under the two-class method, the earnings (losses) of a transferred business before the date of a dropdown transaction should be allocated entirely to the general partner. Qualitative disclosures about how the rights to the earnings (losses) differ before and after the dropdown transaction occurs for purposes of computing earnings per unit under the two-class method are also required. The Partnership retrospectively adopted ASU 2015-06 as of January 1, 2016. The adoption of this guidance did not have a material impact on the Condensed Consolidated and Combined Financial Statements (unaudited) or Notes to Condensed Consolidated and Combined Financial Statements (unaudited).
In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis. ASU 2015-02 amends consolidation guidance by including changes to the variable and voting interest models used by entities to evaluate whether an entity should be consolidated. The Partnership retrospectively adopted ASU 2015-02 as of January 1, 2016. The adoption of this guidance did not have a material impact on the Condensed Consolidated and Combined Financial Statements (unaudited) or Notes to Condensed Consolidated and Combined Financial Statements (unaudited).
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
On May 2, 2016, the board of directors of MLP GP, the Partnership's general partner, declared a quarterly cash distribution for the period January 1, 2016, through March 31, 2016, of $0.1875 per unit, or $18.9 million in total. This distribution is payable on May 20, 2016, to unitholders of record as of May 13, 2016.

ITEM 1. FINANCIAL STATEMENTS (continued)
Columbia Pipeline Partners LP
Notes to Condensed Consolidated and Combined Financial Statements (unaudited) (continued)

The calculation of net income per unit is as follows:

Three Months Ended March 31, 2016 (in millions, except per unit data)	Limited Partners' Common Units	Limited Partners' Subordinated Units	Incentive Distribution Rights	Total
Net income attributable to partners
Distribution	$10.1	$8.8	$—	$18.9
Net income in excess of distribution	3.3	2.8	2.3	8.4
Net income attributable to partners	$13.4	$11.6	$2.3	$27.3

Weighted average limited partner units outstanding
Basic and diluted	53.8	46.8		100.6
Net income attributable to partners' ownership interest per limited partner unit
Basic and diluted	$0.25	$0.25		$0.25

Three Months Ended March 31, 2015 (in millions, except per unit data)	Limited Partners' Common Units	Limited Partners' Subordinated Units	Incentive Distribution Rights	Total
Net income attributable to partners
Distribution	$—	$—	$—	$—
Net income in excess of distribution(1)	7.1	6.2	—	13.3
Net income attributable to partners	$7.1	$6.2	$—	$13.3

Weighted average limited partner units outstanding
Basic and diluted	53.8	46.8		100.6
Net income attributable to partners' ownership interest subsequent to IPO per limited partner unit
Basic and diluted	$0.13	$0.13		$0.13
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
Columbia Pipeline Partners LP
Notes to Condensed Consolidated and Combined Financial Statements (unaudited) (continued)

5.    Transactions with Affiliates
Prior to CPG's separation from NiSource, the Partnership engaged in transactions with subsidiaries of NiSource which were deemed to be affiliates of the Partnership. The Partnership continues to engage in transactions with subsidiaries of CPG subsequent to the Separation. These affiliate transactions are summarized in the tables below:
Statement of Operations

	Three Months Ended March 31,
(in millions)	2016	2015
Transportation revenues	$—	$28.7
Storage revenues	—	13.3
Other revenues	—	0.1
Operation and maintenance expense	42.4	36.1
Interest expense	7.2	11.4
Interest income	0.1	1.0
Balance Sheet

(in millions)	March 31, 2016	December 31, 2015
Accounts receivable	$122.6	$149.4
Short-term borrowings	348.8	42.1
Accounts payable	22.6	86.3
Long-term debt	630.9	630.9
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
Interest Expense and Income. The Partnership was charged interest for long-term debt of $7.7 million and $12.2 million for the three months ended March 31, 2016 and 2015, respectively, offset by associated AFUDC of $0.7 million and $1.0 million for the three months ended March 31, 2016 and 2015, respectively.
Columbia OpCo and its subsidiaries entered into an intercompany money pool agreement with NiSource Finance, which became effective on the date of the IPO. Following the Separation, the agreement is now with CPG. The money pool is available for Columbia OpCo and its subsidiaries' general purposes, including capital expenditures and working capital. This intercompany money pool agreement is discussed in connection with Short-term Borrowings below. Prior to the IPO, the subsidiaries of the Predecessor participated in a similar money pool agreement with NiSource Finance. CPGSC administers the current money pool agreement. The cash accounts maintained by the subsidiaries of Columbia OpCo were, prior to the Separation, swept into a NiSource corporate account on a daily basis, creating an affiliated receivable or decreasing an affiliated payable, as appropriate, between NiSource and the subsidiary. Subsequent to the Separation, cash accounts maintained by the subsidiaries of Columbia OpCo are swept into a CPG corporate account on a daily basis, creating an affiliated receivable or decreasing an affiliated payable, as appropriate, between CPG and the subsidiary. The amount of interest expense and income for short-term borrowings is determined by the net position of each subsidiary in the money pool. The money pool weighted-average interest rate at March 31, 2016 and

ITEM 1. FINANCIAL STATEMENTS (continued)
Columbia Pipeline Partners LP
Notes to Condensed Consolidated and Combined Financial Statements (unaudited) (continued)

2015 was 0.54% and 1.07%, respectively. For the three months ended March 31, 2016 and 2015, the interest expense for short-term borrowings charged was $0.2 million.
Accounts Receivable. The Partnership includes in accounts receivable amounts due from the money pool discussed above of $115.6 million and $140.5 million at March 31, 2016 and December 31, 2015, respectively, for subsidiaries of Columbia OpCo in a net deposit position. Also, included in the balance at March 31, 2016 and December 31, 2015 are amounts due from subsidiaries of CPG, subsequent to the Separation, or NiSource, prior to the Separation, for transportation and storage services of $7.0 million and $8.9 million, respectively. Net cash flows related to the money pool receivables are included as Investing Activities on the Condensed Statements of Consolidated and Combined Cash Flows (unaudited). All other affiliated receivables are included as Operating Activities.
Short-term Borrowings. In connection with the closing of the IPO, the subsidiaries of Columbia OpCo entered into an intercompany money pool agreement with NiSource Finance with $750.0 million of reserved borrowing capacity. Following the Separation, the agreement is now with CPG. In furtherance of the money pool agreement, CPG entered into a $1,500.0 million revolving credit agreement on December 5, 2014. The CPG revolving credit agreement became effective at the completion of the Separation with a termination date of July 2, 2020. Each of CEG, OpCo GP and Columbia OpCo is a guarantor of CPG's revolving credit facility. As a guarantor and restricted subsidiary, Columbia OpCo is subject to various customary covenants and restrictive provisions which, among other things, limit CPG’s and its restricted subsidiaries’ ability to incur additional indebtedness, guarantees and/or liens; consolidate, merge or transfer all or substantially all of their assets; make certain investments or restricted payments; modify certain material agreements; engage in certain types of transactions with affiliates; dispose of assets; and prepay certain indebtedness; each of which is subject to customary and usual exceptions and baskets, including an exception to the limitation on restricted payments for distributions of available cash, as permitted by their organizational documents. The restricted payment provision does not prohibit CPG of any of its restricted subsidiaries from making distributions in accordance with their respective organizational documents unless there has been an event of default (as defined in the revolving credit agreement), and neither CPG nor any of its restricted subsidiaries has any restrictions on its ability to make distributions under its organizational documents. Under Columbia OpCo's partnership agreement, it is required to distribute all of its available cash each quarter, less the amounts of cash reserves that OpCo GP determines are necessary or appropriate in its reasonable discretion to provide for the proper conduct of Columbia OpCo's business. In addition, subject to Delaware law, the board of directors of CPG may similarly determine whether to declare dividends at CPG without restriction under its revolving credit agreement. At March 31, 2016, neither CPG nor its subsidiaries had any restricted assets. If Columbia OpCo and the other loan parties fail to perform their obligations under these and other covenants, it could adversely affect Columbia OpCo’s ability to finance future business opportunities and make cash distributions to the Partnership. CPG’s revolving credit facility also contains customary events of default, including cross default provisions that apply to any other indebtedness CPG may have with an outstanding principal amount in excess of $50.0 million. If a default occurred, the relevant lenders could elect to declare the debt, together with accrued interest and other fees, to be immediately due and payable and proceed against Columbia OpCo as a guarantor.
The balance of Short-term Borrowings at March 31, 2016 and December 31, 2015 of $348.8 million and $42.1 million, respectively, includes those subsidiaries of Columbia OpCo and those subsidiaries of the Predecessor in a net borrower position of the money pool discussed above. Net cash flows related to Short-term Borrowings are included as Financing Activities on the Condensed Statements of Consolidated and Combined Cash Flows (unaudited).
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

ITEM 1. FINANCIAL STATEMENTS (continued)
Columbia Pipeline Partners LP
Notes to Condensed Consolidated and Combined Financial Statements (unaudited) (continued)

Long-term Debt. In May 2015, the Partnership's outstanding intercompany debt transferred from NiSource Finance to CPG. The Partnership’s long-term financing requirements are satisfied through borrowings from CPG. On January 31, 2016, the Partnership amended its intercompany credit agreement with CPG to extend the maturity date of the note originating on December 9, 2013 from December 31, 2016 to December 31, 2020. The Partnership may borrow at any time from the origination date to December 31, 2016 not to exceed $2.6 billion. From January 1, 2017 to December 31, 2020, the Partnership may borrow at any time not to exceed $2.3 billion. As of the January 2016 amendment, the note carries a fixed interest rate of 4.70% for the outstanding borrowings as of March 31, 2016.
Details of the long-term debt balance are summarized in the table below:

Origination Date	Interest Rate	Maturity Date	March 31, 2016	December 31, 2015
(in millions)
December 9, 2013	4.70%	December 31, 2020	$630.9	$630.9
Dividends. During the three months ended March 31, 2016, Columbia OpCo distributed $108.9 million to CEG. During the three months ended March 31, 2015, Columbia OpCo distributed $500.0 million to CEG as a reimbursement of preformation capital expenditures with respect to the assets contributed to Columbia OpCo. There were no restrictions on the payment by the Partnership of distributions to CEG.
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
Obligations under the revolving credit facility are unsecured. The loans thereunder bear interest at the Partnership's option at either (i) the greatest of (a) the federal funds effective rate plus 0.500 percent, (b) the reference prime rate of Wells Fargo Bank, National Association or (c) the Eurodollar rate which is based on the LIBOR, plus 1.000 percent, each of which is subject to a margin that varies from 0.000 percent to 0.650 percent per annum, according to the credit rating of CPG, or (ii) the Eurodollar rate plus a margin that varies from 1.000 percent to 1.650 percent per annum, according to the credit rating of CPG. The revolving credit facility is subject to a facility fee that varies from 0.125 percent to 0.350 percent per annum, according to the credit rating of CPG.
The revolving indebtedness under the credit facility ranks equally with all the Partnership's outstanding unsecured and unsubordinated debt. CPG, CEG, OpCo GP and Columbia OpCo each fully guarantee the credit facility.
The revolving credit facility contains various covenants and restrictive provisions which, among other things, limit the Partnership's ability and its restricted subsidiaries’ ability to incur additional indebtedness, guarantees and/or liens; consolidate, merge or transfer all or substantially all of their assets; make certain investments or restricted payments; modify certain material agreements; engage in certain types of transactions with affiliates; dispose of assets; and prepay certain indebtedness; each of which is subject to customary and usual exceptions and baskets, including an exception to the limitation on restricted payments for distributions of available cash, as permitted by their organizational documents. The restricted payment provision does not prohibit the Partnership or any of its restricted subsidiaries from making distributions in accordance with their respective organizational documents unless there has been an event of default (as defined in the revolving credit agreement), and neither the Partnership nor any of its restricted subsidiaries has any restrictions on their ability to make distributions under their organization agreements. In particular, in accordance with the partnership agreement, the general partner has adopted a policy that the Partnership will make quarterly cash distributions in amounts equal to at least the minimum quarterly distribution of $0.1675 on each common and subordinated unit. However, the determination to make any distributions of cash is subject to the discretion of the general partner. At March 31, 2016, neither the Partnership nor its consolidated subsidiaries had any restricted assets. If the Partnership fails to perform its obligations under these and other covenants, the revolving credit commitment could be terminated and any outstanding borrowings, together with accrued interest, under the revolving credit facility could be declared immediately due and payable. The revolving credit facility also contains customary events of default, including cross default provisions that apply to any other indebtedness the Partnership may have with an outstanding principal amount in excess of $50.0 million.

ITEM 1. FINANCIAL STATEMENTS (continued)
Columbia Pipeline Partners LP
Notes to Condensed Consolidated and Combined Financial Statements (unaudited) (continued)

The revolving credit facility also contains certain financial covenants that require the Partnership to maintain a consolidated total leverage ratio that does not exceed (i) 5.50 to 1.00 for the period of four consecutive fiscal quarters (each, a "test period") ending after December 31, 2015 and on or before December 31, 2017, and (ii) 5.00 to 1.00 for any test period ending after December 31, 2017, provided that after December 31, 2017 and during a Specified Acquisition Period (as defined in the revolving credit facility), the leverage ratio shall not exceed 5.50 to 1.00.
A breach of any of these covenants could result in a default in respect of the related debt. If a default occurred, the relevant lenders could elect to declare the debt, together with accrued interest and other fees, to be immediately due and payable and proceed against the Partnership or any guarantor.
The Merger, if completed, would constitute a change of control under the terms of the Partnership's revolving credit facility. Accordingly, in connection with the closing of the Merger, the Partnership expects the revolving credit facility to be terminated and all outstanding amounts thereunder to be repaid and any existing letters of credit to be replaced. See Note 1, "Basis of Accounting Presentation" for additional information regarding the Merger.
As of March 31, 2016 and December 31, 2015, the Partnership had $15.0 million in outstanding borrowings and issued no letters of credit under the revolving credit facility.
Short-term borrowings were as follows:

(in millions)	March 31, 2016	December 31, 2015
Credit facility borrowings, weighted average interest rate of 1.50% and 1.28% at March 31, 2016 and December 31, 2015, respectively	$15.0	$15.0
Given their maturity and turnover is less than 90 days, cash flows related to the borrowings and repayments of the revolving credit facility are presented net in the Condensed Statements of Consolidated and Combined Cash Flows (unaudited).
7.    Gain on Sale of Assets
The Partnership recognizes gains on conveyances of mineral rights positions into earnings as any obligation associated with conveyance is satisfied. For the three months ended March 31, 2016 and 2015, gains on conveyances amounted to $2.6 million and $5.3 million, respectively, and are included in "Gain on sale of assets" on the Condensed Statements of Consolidated and Combined Operations (unaudited). As of March 31, 2016 and December 31, 2015, deferred gains of approximately $5.5 million and $8.1 million, respectively, were deferred pending performance of future obligations and recorded within "Deferred revenue," on the Condensed Consolidated Balance Sheets (unaudited).
8.    Goodwill
The Partnership tests its goodwill for impairment annually as of May 1 unless indicators, events, or circumstances would require an immediate review. Goodwill is tested for impairment using financial information at the reporting unit level, referred to as the Columbia Gas Transmission Operations reporting unit, which is consistent with the level of discrete financial information reviewed by management. The Columbia Gas Transmission Operations reporting unit includes the following entities: Columbia Gas Transmission (including its equity method investment in the Millennium Pipeline joint venture), Columbia Gulf and the equity method investment in Hardy Storage. All of the Partnership's goodwill relates to NiSource's acquisition of CEG in 2000, which was contributed to the Partnership prior to the IPO. The Partnership’s goodwill assets at March 31, 2016 were $1,975.5 million.
The Predecessor completed a quantitative (“step 1”) fair value measurement of the reporting unit during the May 1, 2012 goodwill test. The test indicated that the fair value of the reporting unit substantially exceeded the carrying value, indicating that no impairment existed.
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
The Partnership considered whether there were any events or changes in circumstances subsequent to the annual test that would reduce the fair value of the reporting unit below its carrying amount and necessitate another goodwill impairment test. In consideration of all relevant factors, including the recent Merger Agreement, there were no indicators that would require goodwill impairment testing during the first quarter of 2016.
9.    Asset Retirement Obligations
Changes in the Partnership’s liability for asset retirement obligations for the three months ended March 31, 2016 and 2015 are presented in the table below:

(in millions)	2016	2015
Balance as of January 1,	$25.3	$23.2
Noncontributed net parent investment adjustments(1)	—	(0.4)
Accretion expense	0.3	0.3
Additions	—	—
Settlements	—	—
Change in estimated cash flows	(0.9)	—
Balance as of March 31,	$24.7	$23.1
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
10.    Regulatory Matters
Columbia Gas Transmission Customer Settlement. In November 2015, Columbia Gas Transmission commenced the fourth year of the Columbia Gas Transmission long-term system modernization program. Columbia Gas Transmission expects to place approximately $300 million in modernization investments into service during the year. Recovery of approximately $320 million of investments made in 2015 began on February 1, 2016.
In December 2015, Columbia Gas Transmission filed an extension of this settlement and received the FERC's approval of the customer agreement in March 2016.This extension will allow Columbia Gas Transmission to invest an additional $1.1 billion over an additional three-year period through 2020. This agreement also expands the scope of facility investments covered by the program.
Columbia Gulf. On January 21, 2016, the FERC issued an Order (the "January 21 Order") initiating an investigation pursuant to Section 5 of the NGA to determine whether Columbia Gulf ’s existing rates for jurisdictional services are unjust and unreasonable. Columbia Gulf filed a cost and revenue study with the FERC on April 5, 2016, as required by the January 21 Order. The January 21 Order directed that a hearing be conducted pursuant to an accelerated timeline and that an initial decision be issued by February 28, 2017. The outcome of this proceeding to Columbia Gulf is not currently determinable.

ITEM 1. FINANCIAL STATEMENTS (continued)
Columbia Pipeline Partners LP
Notes to Condensed Consolidated and Combined Financial Statements (unaudited) (continued)

Cost Recovery Trackers and other similar mechanisms. A significant portion of the transmission and storage regulated companies' revenue is related to the recovery of their operating costs, the review and recovery of which occurs via standard regulatory proceedings with the FERC under Section 4 of the NGA. However, certain operating costs of the Columbia OpCo regulated transmission and storage companies are significant and recurring in nature, such as fuel for compression and lost and unaccounted for gas. The FERC allows for the recovery of such costs via cost tracking mechanisms. These tracking mechanisms allow the transmission and storage companies' rates to fluctuate in response to changes in certain operating costs or conditions as they occur to facilitate the timely recovery of its costs incurred. The tracking mechanisms involve a rate adjustment that is filed at a predetermined frequency, typically annually, with the FERC and is subject to regulatory review before new rates go into effect. Other such costs under regulatory tracking mechanisms include upstream pipeline transmission, electric compression, operational purchases and sales of natural gas, and the revenue requirement for capital investments made under Columbia Gas Transmission's long-term plan to modernize its interstate transmission system as discussed above.
11.    Equity Method Investments
Certain investments of the Partnership are accounted for under the equity method of accounting. These investments are recorded within "Unconsolidated Affiliates" on the Partnership's Condensed Consolidated Balance Sheets (unaudited) and the Partnership's portion of the results is reflected in "Equity Earnings in Unconsolidated Affiliates" on the Partnership's Condensed Statements of Consolidated and Combined Operations (unaudited). These investments are integral to the Partnership’s business. Contributions are made to these equity investees to fund the Partnership’s share of capital projects.
The following table contains contribution and distribution data representing the Partnership's portion based on the Partnership's ownership percentage of each investment:

	Three Months Ended March 31,
(in millions)	2016	2015
Millennium Pipeline
Contributions to Millennium Pipeline	$1.9	$—
Distributions of earnings from Millennium Pipeline	15.2	16.6
Hardy Storage
Contributions to Hardy Storage	—	—
Distributions of earnings from Hardy Storage	0.7	0.5
Pennant
Contributions to Pennant	—	—
Distributions of earnings from Pennant	3.0	1.2
Return of capital from Pennant	0.2	1.3
12.    Income Taxes
The Partnership is a limited partnership and is treated as a partnership for U.S. federal income tax purposes and, therefore, is not liable for entity-level federal income taxes. Amounts presented for 2015 in the combined financial statements relate to income taxes that have been determined on a separate tax return basis for the period prior to the IPO.
The effective tax rates for the three months ended March 31, 2016 and 2015 were zero and 15.3%, respectively. The effective tax rate for 2015 differs from the Federal tax rate of 35% primarily due to post-IPO income that is not subject to income tax at the partnership level.
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
Subsidiaries of Columbia OpCo are participants in the consolidated CPG defined benefit retirement plans (the "Plans") and, therefore, subsidiaries of Columbia OpCo are allocated a ratable portion of CPG’s grantor trusts for the Plans in which its employees and retirees participate. As a result, the Partnership follows multiple employer accounting under the provisions of GAAP.
The following table provides the components of the subsidiaries of Columbia OpCo's allocation of net periodic benefits cost for the three months ended March 31, 2016 and 2015:

	Pension Benefits		Other Postretirement Benefits
Three Months Ended March 31, (in millions)	2016	2015	2016	2015
Components of Net Periodic Benefit Cost (Income)
Service cost	$1.3	$1.3	$0.2	$0.3
Interest cost	3.2	3.1	1.0	1.0
Expected return on assets	(5.5)	(6.1)	(3.8)	(4.3)
Amortization of prior service credit	(0.2)	(0.2)	—	—
Recognized actuarial loss	2.5	2.0	—	—
Total Net Periodic Benefit Cost (Income)	$1.3	$0.1	$(2.6)	$(3.0)
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
Long-term debt-affiliated. The fair values of these securities are estimated based on the quoted market prices for similar issues or on the rates offered for securities of the same remaining maturities. On January 31, 2016, the Partnership amended its intercompany credit agreement to extend the maturity date and apply a fixed interest rate. Prior to this amendment, the fair value approximated the carrying value as these securities bore interest at variable rates. These fair value measurements are classified as Level 2 within the fair value hierarchy. For the three months ended March 31, 2016 and for the year ended December 31, 2015, there were no changes in the method or significant assumptions used to estimate the fair value of the financial instruments.
The carrying amount and estimated fair values of financial instruments were as follows:

(in millions)	Carrying Amount as of March 31, 2016	Estimated Fair Value as of March 31, 2016	Carrying Amount as of Dec. 31, 2015	Estimated Fair Value as of Dec. 31, 2015
Long-term debt-affiliated	$630.9	$652.8	$630.9	$630.9

ITEM 1. FINANCIAL STATEMENTS (continued)
Columbia Pipeline Partners LP
Notes to Condensed Consolidated and Combined Financial Statements (unaudited) (continued)

15.    Other Commitments and Contingencies
A.    Guarantees and Indemnities. In the normal course of its business, the Partnership and certain subsidiaries enter into various agreements providing financial or performance assurance to third parties on behalf of the parent or certain subsidiaries. Such agreements include guarantees and stand-by letters of credit. These agreements are entered into primarily to support or enhance the creditworthiness otherwise attributed to the parent or a subsidiary on a stand-alone basis, thereby facilitating the extension of sufficient credit to accomplish the parent or the subsidiaries' intended commercial purposes. The total guarantees and indemnities in existence at March 31, 2016 and the years in which they expire were:

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
Lines and Letters of Credit. The Partnership maintains a $500.0 million senior revolving credit facility, of which $50.0 million is available for issuance of letters of credit. The purpose of the facility is to provide cash for general partnership purposes, including working capital, capital expenditures, and the funding of capital calls. As of March 31, 2016, the Partnership had $15.0 million in outstanding borrowings and no letters of credit under the revolving credit facility. CPG maintains a $1,500.0 million senior revolving credit facility, of which $250.0 million in letters of credit is available. CPG expects that $750.0 million of the facility will be utilized as credit support for Columbia OpCo and its subsidiaries and the remaining $750.0 million of the facility will be available for CPG’s general corporate purposes, including working capital. The revolving credit facility will provide liquidity support for CPG's $1,000.0 million commercial paper program. OpCo GP and Columbia OpCo, together with CEG, have each fully guaranteed the CPG credit facility. As of March 31, 2016, CPG had no borrowings outstanding and $18.1 million in letters of credit outstanding under its revolving credit facility.
CPG has established a commercial paper program (the “Program”) pursuant to which CPG may issue short-term promissory notes (the “Promissory Notes”) pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended (the "Securities Act"). Amounts available under the Program may be borrowed, repaid and re-borrowed from time to time, with the aggregate face or principal amount of the Promissory Notes outstanding under the Program at any time not to exceed $1,000.0 million. OpCo GP and Columbia OpCo, together with CEG, have each agreed, jointly and severally, unconditionally and irrevocably to guarantee payment in full of the principal of and interest (if any) on the Promissory Notes. The net proceeds of issuances of the Promissory Notes are expected to be used for general corporate purposes. As of March 31, 2016, CPG had no Promissory Notes outstanding under the Program.
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
The Partnership records accruals to cover environmental remediation at various sites. The current portion of this accrual is included in “Other accruals” in the Condensed Consolidated Balance Sheets (unaudited). The noncurrent portion is included in “Other noncurrent liabilities” in the Condensed Consolidated Balance Sheets (unaudited).
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

ITEM 1. FINANCIAL STATEMENTS (continued)
Columbia Pipeline Partners LP
Notes to Condensed Consolidated and Combined Financial Statements (unaudited) (continued)

Pipeline Safety
On March 17, 2016, the federal Pipeline and Hazardous Materials Safety Administration (“PHMSA”) announced a proposed rulemaking that would, if adopted, impose more stringent requirements for certain gas lines and gathering lines under varying circumstances. Among other things, the proposed rulemaking would extend certain of PHMSA’s current regulatory safety programs for gas pipelines beyond “high consequence areas” to cover gas pipelines found in newly defined “moderate consequence areas” that contain as few as 5 dwellings within the potential impact area; require gas pipelines installed before 1970 that are currently exempted from certain pressure testing obligations to be tested to determine their maximum allowable operating pressures (“MAOP”); and require gathering lines in Class I areas, both onshore and offshore, to comply with standards regarding damage prevention, corrosion control (for metallic pipe), public education, MAOP limits, line markers and emergency planning if such gathering lines’ nominal design is 8 inches or more. In order to provide clarity and greater certainty on what may constitute a “gathering line,” PHMSA is proposing a new definition of that term under the rulemaking, which term would now encompass “a pipeline, or a connected series of pipelines, and equipment used to collect gas from the endpoint of a production facility/operation and transport it to the furthermost point downstream of the following endpoints” including the “inlet of 1st gas processing plant;” the “outlet of” a gas treatment facility (not associated with a processing plant or compressor station); the “[o]utlet of the furthermost downstream compressor” leading to a pipeline, or the “point where separate production fields are commingled.” Other new requirements proposed by PHMSA under the rulemaking would require pipeline operators to: report to PHMSA in the event of certain MAOP exceedances; strengthen PHMSA integrity management requirements; consider seismicity in evaluating threats to a pipeline; conduct hydrostatic testing for all pipeline segments manufactured using longitudinal seam welds; and use more detailed guidance from PHMSA in the selection of assessment methods to inspect pipelines. Adoption of some or all of these standards under the proposed rulemaking could cause us to incur increased capital costs and costs of operation, which could be significant.

ITEM 1. FINANCIAL STATEMENTS (continued)
Columbia Pipeline Partners LP
Notes to Condensed Consolidated and Combined Financial Statements (unaudited) (continued)

16.    Accumulated Other Comprehensive Loss
The following tables display the components of Accumulated Other Comprehensive Loss for the three months ended March 31, 2016 and 2015:

Three Months Ended March 31, 2016 (in millions)	Gains and Losses on Cash Flow Hedges(1)	Pension and OPEB Items(1)	Accumulated Other Comprehensive Loss(1)
Balance as of January 1, 2016	$(3.9)	$(0.1)	$(4.0)
Other comprehensive income before reclassifications	—	—	—
Amounts reclassified from accumulated other comprehensive income(2)	0.5	—	0.5
Net current-period other comprehensive income	0.5	—	0.5
Allocation of accumulated other comprehensive loss to noncontrolling interest	0.4	—	0.4
Balance as of March 31, 2016	$(3.8)	$(0.1)	$(3.9)
(1)Amounts in parentheses indicate debits.
(2)Includes amounts allocated to noncontrolling interest.

Three Months Ended March 31, 2015 (in millions)	Gains and Losses on Cash Flow Hedges(1)	Pension and OPEB Items(1)	Accumulated Other Comprehensive Loss(1)
Balance as of January 1, 2015	$(16.6)	$(0.1)	$(16.7)
Predecessor net tax liabilities not assumed by Columbia OpCo(2)	(10.2)	(0.1)	(10.3)
Other comprehensive income before reclassifications	—	—	—
Amounts reclassified from accumulated other comprehensive income(3)	0.1	—	0.1
Net current-period other comprehensive income	0.1	—	0.1
Allocation of accumulated other comprehensive loss to noncontrolling interest	(22.6)	(0.1)	(22.7)
Balance as of March 31, 2015	$(4.1)	$(0.1)	$(4.2)
(1)All amounts prior to the IPO are net of tax. Amounts in parentheses indicate debits.
(2)Reflects the non-cash elimination of all historical current and deferred income taxes other than Tennessee state income taxes that will continue to be borne by the Partnership post-IPO.
(3)Includes amounts allocated to noncontrolling interest.
Equity Investment
Millennium Pipeline is an equity method investment and, therefore, Columbia OpCo is required to recognize a proportional share of Millennium Pipeline’s OCI. The remaining unrecognized loss at March 31, 2016 of $24.8 million, before tax, related to terminated interest rate swaps is being amortized over a 15 year period ending June 2025 into earnings using the effective interest method through interest expense as interest payments are made by Millennium Pipeline. The unrecognized loss of $24.8 million and $25.0 million, before tax, at March 31, 2016 and December 31, 2015, respectively, is included in gains and losses on cash flow hedges above.
17.    Other, Net

	Three Months Ended March 31,
(in millions)	2016	2015
AFUDC Equity	$6.1	$3.5
Miscellaneous	—	0.8
Total Other, net	$6.1	$4.3

ITEM 1. FINANCIAL STATEMENTS (continued)
Columbia Pipeline Partners LP
Notes to Condensed Consolidated and Combined Financial Statements (unaudited) (continued)

18.    Supplemental Cash Flow Information
The following table provides additional information regarding the Partnership’s Condensed Statements of Consolidated and Combined Cash Flows (unaudited) for the three months ended March 31, 2016 and 2015:

(in millions)	2016	2015
Supplemental Disclosures of Cash Flow Information
Non-cash transactions:
Capital expenditures included in current liabilities(1)	$119.2	$98.8
Schedule of interest paid:
Cash paid for interest, net of interest capitalized amounts	$7.5	$15.6
(1) Capital expenditures included in current liabilities is comprised of "Accrued capital expenditures" and certain other amounts included within "Accounts payable" on the Condensed Consolidated Balance Sheets (unaudited).
19.    Concentration of Credit Risk
Columbia Gas of Ohio, an affiliated party prior to the Separation, accounted for greater than 10% of total operating revenues for the three months ended March 31, 2016 and 2015. The following tables provide this customer's operating revenues and percentage of total operating revenues for the three months ended March 31, 2016 and 2015:

Three Months Ended March 31,	2016		2015
(in millions)	Total Operating Revenues	Percentage of Total Operating Revenues	Total Operating Revenues	Percentage of Total Operating Revenues
Columbia Gas of Ohio(1)	$50.4	13.9%	$48.9	14.4%
(1) Represents the gross amount of revenue contracted for with Columbia Gas of Ohio and, therefore, subject to risk at the loss of this customer. Columbia Gas of Ohio has entered into certain capacity release arrangements with third parties which ultimately can decrease the net revenue amount the Partnership receives from Columbia Gas of Ohio in any given period.
The loss of a significant portion of operating revenues from this customer could have a material adverse effect on the business of the Partnership.
20.     Subsequent Event
Distribution. On May 2, 2016, the board of directors of MLP GP, the Partnership's general partner, declared a quarterly cash distribution for the period January 1, 2016, through March 31, 2016, of $0.1875 per unit, or $18.9 million in total. This distribution is payable on May 20, 2016, to unitholders of record as of May 13, 2016.

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
This discussion and analysis should be read in conjunction with information contained in our accompanying unaudited consolidated and combined interim financial statements and the notes thereto and our combined financial statements and notes thereto included in our 2015 Form 10-K.
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

•	changes in general economic conditions;

•	competitive conditions in our industry;

•	actions taken by third-party operators, processors and transporters;

•	the demand for natural gas storage and transportation services;

•	our ability to successfully implement our business plan;

•	our ability to complete internal growth projects on time and on budget;

•	the price and availability of debt and equity financing;

•	the availability and price of natural gas to the consumer compared to the price of alternative and competing fuels;

•	competition from the same and alternative energy sources;

•	energy efficiency and technology trends;

•	operating hazards and other risks incidental to transporting, storing and gathering natural gas;

•	natural disasters, weather-related delays, casualty losses and other matters beyond our control;

•	interest rates;

•	labor relations;

•	large customer defaults;

•	changes in the availability and cost of capital;

•	changes in tax status;

•	the effects of existing and future laws and governmental regulations;

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
Columbia Pipeline Partners LP

•	the effects of future litigation, including litigation relating to the Merger;

•
the occurrence of any event, change or other circumstance that could give rise to termination of the Merger Agreement with TransCanada (defined below), Parent (defined below), US Parent (defined below), and Merger Sub (defined below);

•
the inability to complete the Merger due to the failure to obtain CPG stockholder approval for the Merger or the failure to satisfy other conditions to completion of the Merger, including that a governmental entity may prohibit, delay or refuse to grant approval for the consummation of the Merger;

•	risks related to disruption of management’s attention from our ongoing business operations due to the Merger;

•
the impact of the announcement of the proposed Merger on relationships with third parties, including commercial counterparties, employees and competitors, and risks associated with the loss and ongoing replacement of key personnel;

•	an unsolicited offer of another company to acquire our assets or capital stock, which could interfere with the Merger;

•	risks relating to unanticipated costs of integration in connection with the proposed Merger, including operating costs, customer loss or business disruption being greater than expected;

•	risks relating to the difficulties in integrating the businesses and management of CPG, including the business and management of CPPL, and TransCanada; and

•	certain factors discussed elsewhere in this Form 10-Q.
Other factors described herein, as well as factors that are unknown or unpredictable, could also have a material adverse effect on future results. Please see Item 1A “Risk Factors” in our 2015 Form 10-K and this Form 10-Q. Except as required by applicable securities laws, we do not intend to update these forward-looking statements and information.
Additional Information Regarding the Merger and Where to Find It
This report may be deemed to be solicitation material in respect of the proposed acquisition of CPG by TransCanada. In connection with the proposed Merger transaction, CPG filed a preliminary proxy statement with the SEC on April 8, 2016, and intends to file other relevant documents with the SEC, including a proxy statement in definitive form (which CPG expects to commence disseminating to stockholders on or about May 18, 2016). BEFORE MAKING ANY VOTING DECISION, CPG’S STOCKHOLDERS ARE URGED TO READ THE DEFINITIVE PROXY STATEMENT AND ANY OTHER DOCUMENTS TO BE FILED WITH THE SEC IN CONNECTION WITH THE PROPOSED MERGER OR INCORPORATED BY REFERENCE IN THE PROXY STATEMENT WHEN THEY BECOME AVAILABLE BECAUSE THEY WILL CONTAIN IMPORTANT INFORMATION ABOUT THE PROPOSED MERGER.
Investors and security holders will be able to obtain, free of charge, a copy of the definitive proxy statement (when available) and other relevant documents filed with the SEC from the SEC’s website at http://www.sec.gov. In addition, the proxy statement and CPG’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to section 13(a) or 15(d) of the Exchange Act will be available free of charge through CPG’s website at https://www.cpg.com/ as soon as reasonably practicable after they are electronically filed with, or furnished to, the SEC.
Participants in Solicitation
The Partnership and its general partner’s directors and executive officers may be deemed to be participants in the solicitation of proxies from the holders of CPG common stock in respect of the proposed Merger. Information about the directors and executive officers of the Partnership’s general partner can be found in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015, filed with the SEC on February 18, 2016, as amended by Amendment No. 1 thereto on Form 10-K/A, filed with the SEC on April 7, 2016. Other information regarding the participants in the proxy solicitation and a description of their direct and indirect interests in the Merger, which may be different than those of CPG’s stockholders generally, will be contained in the proxy statement and other relevant materials that will be filed with the SEC in connection with the proposed Merger when they become available.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
Columbia Pipeline Partners LP

Merger
On March 17, 2016, CPG entered into a Merger Agreement, among CPG, TransCanada PipeLines Limited, a Canadian corporation (“Parent”), TransCanada PipeLine USA Ltd., a Nevada corporation and a wholly owned subsidiary of Parent (“US Parent”), Taurus Merger Sub Inc., a Delaware corporation and a wholly owned subsidiary of US Parent (“Merger Sub”), and, solely for purposes of Section 3.02, Section 5.02, Section 5.09 and Article VIII of the Merger Agreement, TransCanada Corporation, a Canadian corporation and the direct parent company of Parent (“TransCanada”). Upon the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub will be merged with and into CPG with CPG surviving the Merger as an indirect wholly owned subsidiary of TransCanada.
The Merger is expected to close in the second half of 2016, subject to satisfaction of customary conditions, including receipt of required regulatory and CPG shareholder approval. Following the completion of the transaction, TransCanada will own the general partner of the Partnership, all of the Partnership's incentive distribution rights and all of the Partnership's subordinated units, which represent a 46.5% limited partnership interest in the Partnership.
Executive Overview
We are a fee-based, growth-oriented Delaware limited partnership formed by NiSource to own, operate and develop a portfolio of pipelines, storage and related midstream assets. We closed our IPO on February 11, 2015 of 53,833,107 common units. Please see Note 2, "Initial Public Offering" in the Notes to Condensed Consolidated and Combined Financial Statements (unaudited) for further discussion. Prior to July 1, 2015, CPG was a wholly owned subsidiary of NiSource. On July 1, 2015, all the shares of CPG were distributed by NiSource to holders of NiSource common stock completing CPG's separation from NiSource (the "Separation"). Our parent company, CEG, was contributed to CPG prior to the Separation. Our business and operations are conducted through Columbia OpCo, a recently formed partnership between CEG and us. Our assets consist of a 15.7% limited partner interest in Columbia OpCo, as well as the non-economic general partner interest in Columbia OpCo. Through our ownership of Columbia OpCo’s general partner and our 15.7% limited partner interest, we control all of Columbia OpCo’s assets and operations. As a result of this control and the 15.7% limited partner interest, we consolidate Columbia OpCo and CEG's retained interest of 84.3% is recorded as a noncontrolling interest in our consolidated financial statements.
Columbia OpCo owns substantially all of the natural gas transmission and storage assets of CEG, including approximately 15,000 miles of strategically located interstate pipelines extending from New York to the Gulf of Mexico and an underground natural gas storage system, with approximately 300 MMDth of working gas capacity, as well as related gathering and processing assets. For the three months ended March 31, 2016, 95% of Columbia OpCo’s revenue, excluding tracker-related revenues, was generated under firm revenue contracts. As of March 31, 2016, these contracts had a weighted average remaining contract life of 4.7 years.
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

•
Kentucky Power Plant Project. We expect to invest approximately $28 million to construct 2.7 miles of 16-inch pipeline and other facilities to a power plant near Columbia Gas Transmission’s Line P. This project will provide up to 72,000 Dth/d of new firm service and will be placed into service in the second quarter of 2016.

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

•
Rayne XPress. This project will transport approximately 1 MMDth/d of southwest Marcellus and Utica production on the Columbia Gulf System from the Leach, Kentucky interconnect with Columbia Gas Transmission towards the Rayne compressor station in southern Louisiana to reach various Gulf Coast markets. We expect the project, which involves an estimated investment of $380 million, to be placed into service in the fourth quarter of 2017.

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

•
Central Virginia Connector. This project will provide up to 40,000 Dth/d of firm transportation capacity on the Columbia Gas Transmission system to a new point of delivery in Virginia. This approximately $12 million project is expected to be placed into service in the fourth quarter of 2018.

In 2013, the FERC approved the modernization settlement entered into by Columbia Gas Transmission and its customers that provides recovery and return on an investment of up to $1.5 billion over a five-year period to modernize its system to improve system integrity and enhance service reliability and flexibility. The modernization program includes, among other things, replacement of aging pipeline and compressor facilities, enhancements to system inspection capabilities and improvements in control systems. Columbia Gas Transmission placed approximately $320 million in modernization investments into service during 2015. In January 2016, the FERC approved Columbia Gas Transmission's third annual filing for recovery under this program. In December 2015, Columbia Gas Transmission filed an extension of this settlement and received the FERC’s approval of the customer agreement in March 2016. This extension will allow Columbia Gas Transmission to invest an additional $1.1 billion over an additional three-year period through 2020. This agreement also expands the scope of facility investments covered by the program.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
Columbia Pipeline Partners LP

Results of Operations
Three Months Ended March 31, 2016
The following schedule presents our historical consolidated and combined key operating and financial metrics.

	Three Months Ended March 31,
(in millions)	2016	2015
Operating Revenues
Transportation revenues	$307.8	$247.9
Transportation revenues-affiliated	—	28.7
Storage revenues	49.9	36.6
Storage revenues-affiliated	—	13.3
Other revenues	5.8	12.7
Total Operating Revenues	363.5	339.2
Operating Expenses
Operation and maintenance	99.2	110.0
Operation and maintenance-affiliated	42.4	36.1
Depreciation and amortization	37.6	32.3
Gain on sale of assets	(2.6)	(5.3)
Property and other taxes	20.8	19.0
Total Operating Expenses	197.4	192.1
Equity Earnings in Unconsolidated Affiliates	15.8	14.9
Operating Income	181.9	162.0
Other Income (Deductions)
Interest expense	(0.6)	—
Interest expense-affiliated	(7.2)	(11.4)
Other, net	6.1	4.3
Total Other Deductions, net	(1.7)	(7.1)
Income before Income Taxes	180.2	154.9
Income Taxes	—	23.7
Net Income	180.2	131.2
Less: Predecessor net income prior to IPO on February 11, 2015	—	42.7
Net income subsequent to IPO	180.2	88.5
Less: Net income attributable to noncontrolling interest in Columbia OpCo subsequent to IPO	152.9	75.2
Net income attributable to limited partners subsequent to IPO	$27.3	$13.3
Throughput (MMDth)
Columbia Gas Transmission	544.4	497.3
Columbia Gulf	153.0	145.7
Total	697.4	643.0
Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015
Operating Revenues. Operating revenues were $363.5 million for the first quarter of 2016, an increase of $24.3 million from the same period in 2015. The increase in operating revenues was due primarily to increased demand revenue of $38.1 million largely from the CCRM, the East Side Expansion growth project and other growth projects, partially offset by a decrease of $10.1 million attributable to the recovery of operating costs under certain regulatory tracker mechanisms, which are offset in expense, and lower mineral rights royalty revenue of $5.6 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
Columbia Pipeline Partners LP

Operating Expenses. Operating expenses were $197.4 million for the first quarter of 2016, an increase of $5.3 million from the same period in 2015. The increase in operating expenses was primarily due to higher depreciation and amortization of $5.3 million and increased property and other taxes of $1.8 million both primarily due to higher levels of in-service assets, increased employee and administrative expenses of $4.5 million, higher outside service costs of $3.6 million and decreased gains on the conveyances of mineral interests of $2.7 million. These variances were partially offset by $10.1 million of decreased operating costs under certain regulatory tracker mechanisms, recoveries of which are offset in operating revenues, and lower maintenance expenses of $2.4 million.
Equity Earnings in Unconsolidated Affiliates. Equity earnings in unconsolidated affiliates were $15.8 million for the first quarter of 2016, an increase of $0.9 million from the same period in 2015.
Other Income (Deductions). Other income (deductions) in the first quarter of 2016 reduced income by $1.7 million compared to a reduction in income of $7.1 million in the same period in 2015. The variance was primarily due to a decrease in interest expense of $4.2 million due to the repayment of long-term debt and an increase of $2.6 million in the equity portion of AFUDC, offset by a decrease in interest income of $0.8 million.
Income Taxes. The effective income tax rates were zero and 15.3% in the first quarter of 2016 and 2015, respectively. The change in the overall effective tax rates between 2016 and 2015 was due to post-IPO income that is not subject to income tax at the partnership level.
Throughput. Throughput totaled 697.4 MMDth for the first quarter of 2016, compared to 643.0 MMDth for the same period in 2015. The increase of 54.4 MMDth was primarily due to increased transportation of Marcellus and Utica natural gas production.
Non-GAAP Financial Measures
We provide below a discussion of certain non-GAAP financial measures that from time to time we provide to investors as additional information in order to supplement our financial statements, which are presented in accordance with GAAP.
Adjusted EBITDA and Distributable Cash Flow
We define Adjusted EBITDA as net income before interest expense, income taxes, and depreciation and amortization, plus distributions of earnings received from equity investees, less equity earnings in unconsolidated affiliates and other, net. In addition, to the extent transactions occur that are considered unusual, infrequent or not representative of underlying trends, we will remove the effect of these items from Adjusted EBITDA. Examples of these transactions include impairments. We define Distributable Cash Flow as Adjusted EBITDA less interest expense, maintenance capital expenditures, gain on sale of assets and distributable cash flow attributable to noncontrolling interest plus proceeds from the sale of assets, interest income, capital (received) costs related to the Separation and any other known differences between cash and income.
Adjusted EBITDA and Distributable Cash Flow are non-GAAP supplemental financial measures that management and external users of our financial statements, such as industry analysts, investors, lenders and rating agencies, may use to assess the viability of acquisitions and other capital expenditure projects and the returns on investment of various investment opportunities.
We believe that the presentations of Adjusted EBITDA and Distributable Cash Flow will provide useful information to investors in assessing our financial condition and results of operations. The GAAP measures most directly comparable to Adjusted EBITDA and Distributable Cash Flow are Net Income and Net Cash Flows from Operating Activities. Our non-GAAP financial measures of Adjusted EBITDA and Distributable Cash Flow should not be considered as an alternative to GAAP net income or net cash flows from operating activities. Adjusted EBITDA and Distributable Cash Flow have important limitations as analytical tools because they exclude some but not all items that affect net income and net cash flows from operating activities. You should not consider Adjusted EBITDA or Distributable Cash Flow in isolation or as a substitute for analysis of our results as reported under GAAP. Because Adjusted EBITDA or Distributable Cash Flow may be defined differently by other companies in our industry, our definitions of Adjusted EBITDA or Distributable Cash Flow may not be comparable to similarly titled measures of other companies, thereby diminishing their utility.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
Columbia Pipeline Partners LP

The following tables present a reconciliation of Adjusted EBITDA and Distributable Cash Flow to the most directly comparable GAAP financial measures, on a historical basis for each of the periods indicated.

	Three Months Ended March 31,
(in millions)	2016	2015
Net Income	$180.2	$131.2
Add:
Interest expense	0.6	—
Interest expense-affiliated	7.2	11.4
Income taxes	—	23.7
Depreciation and amortization	37.6	32.3
Distributions of earnings received from equity investees(1)	18.9	18.3
Less:
Equity earnings in unconsolidated affiliates(1)	15.8	14.9
Other, net(2)	6.1	4.3
Adjusted EBITDA	$222.6	$197.7
Less:
Adjusted EBITDA attributable to Predecessor prior to IPO	—	79.4
Adjusted EBITDA attributable to noncontrolling interest in Columbia OpCo subsequent to IPO	188.3	100.1
Adjusted EBITDA attributable to Partnership subsequent to IPO	$34.3	$18.2

Net Cash Flows from Operating Activities	$131.9	$173.7
Interest expense	0.6	—
Interest expense-affiliated	7.2	11.4
Current taxes	—	13.2
Gain on sale of assets	2.6	5.3
Other adjustments to operating cash flows	1.2	(8.2)
Changes in assets and liabilities	79.1	2.3
Adjusted EBITDA	$222.6	$197.7
Less:
Adjusted EBITDA attributable to Predecessor prior to IPO	—	79.4
Adjusted EBITDA attributable to noncontrolling interest in Columbia OpCo subsequent to IPO	188.3	100.1
Adjusted EBITDA attributable to Partnership subsequent to IPO	$34.3	$18.2

Adjusted EBITDA	$222.6	$197.7
Less:
Interest expense(3)	7.8	11.4
Maintenance capital expenditures(4)	14.9	18.5
Separation maintenance capital expenditures(5)	—	2.1
Gain on sale of assets(6)	2.6	5.3
Distributable cash flow attributable to Predecessor prior to IPO	—	67.8
Distributable cash flow attributable to noncontrolling interest subsequent to IPO	167.5	89.0
Add:
Proceeds from sales of assets	—	10.2
Interest income(7)	0.2	—
Capital costs related to Separation(8)	—	2.1
Distributable Cash Flow	$30.0	$15.9
(1) These adjustments result in Adjusted EBITDA only including actual cash received from equity investees.
(2) Refer to Note 17, "Other, Net" in the Notes to Condensed Consolidated and Combined Financial Statements (unaudited) for additional information.
(3) Interest expense consists of interest expense and interest expense-affiliated, net of capitalized amounts.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
Columbia Pipeline Partners LP

(4) Maintenance capital expenditures are cash expenditures (including expenditures for the construction or development of new capital assets to replace or improve existing capital assets) made to maintain, over the long term, our operating capacity, system integrity and reliability. Examples of maintenance capital expenditures are expenditures to replace pipelines, to fund the acquisition of certain equipment, to maintain equipment reliability, integrity and safety and to address environmental laws and regulations.
(5) Separation maintenance capital expenditures are capital expenditures related to the Separation.
(6) Gain on sale of assets consists primarily of gains on conveyances of mineral rights positions.
(7) Interest income is primarily composed of income earned on CPPL's lendings to the NiSource Finance money pool prior to the Separation and the CPG money pool subsequent to the Separation.
(8) Capital costs related to Separation are capital expenditures related to the Separation.

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
The Merger, if completed, would constitute a change of control under the terms of the Partnership's revolving credit facility. Accordingly, in connection with the closing of the Merger, we expect the Partnership’s revolving credit facility to be terminated and all outstanding amounts thereunder to be repaid and any existing letters of credit to be replaced. See Note 1, "Basis of Accounting Presentation" in the Notes to Condensed Consolidated and Combined Financial Statements (unaudited) for additional information regarding the Merger.
We believe that cash on hand, cash generated from operations and availability under our credit facility will be adequate to meet our operating needs, our capital and debt service requirements, repayment of principal on our long-term debt and our cash distribution requirements. We believe that future internal growth projects or potential acquisitions of additional interests in Columbia OpCo will be funded primarily through borrowings under our credit facility or through issuances of debt and equity securities.
Cash Flow. Net cash from operating activities, net cash used for investing activities and net cash from financing activities for the three months ended March 31, 2016 and 2015, were as follows:

	Three Months Ended March 31,
(in millions)	2016	2015
Net cash from operating activities	$131.9	$173.7
Net cash used for investing activities	(356.2)	(854.5)
Net cash from financing activities	179.6	687.5

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
Columbia Pipeline Partners LP

Operating Activities
Net cash from operating activities for the three months ended March 31, 2016 was $131.9 million, a decrease of $41.8 million compared to the three months ended March 31, 2015. The decrease in net cash from operating activities was primarily attributable to the difference in the timing of payables.
Investing Activities
Net cash used for investing activities for the three months ended March 31, 2016 was $356.2 million, a decrease of $498.3 million compared to the three months ended March 31, 2015. Capital expenditures for the three months ended March 31, 2016 were $377.4 million, compared to $163.9 million for the comparable period in 2015. This increase is mainly due to higher spending on various growth projects primarily in the Marcellus and Utica Shale areas and for expenditures under the modernization program. We project 2016 capital expenditures to be approximately $1.6 billion.
Short-term lendings-affiliated for the three months ended March 31, 2016 were a $24.9 million cash inflow, compared to a $699.6 million cash outflow for the comparable period in 2015. This $724.5 million variance was primarily a result of investing net proceeds from the IPO into the money pool in 2015.
Contributions to equity investees increased $1.9 million primarily due to no contributions being made during the first quarter of 2015. During the three months ended March 31, 2016, contributions of $1.9 million were made to Millennium Pipeline to fund capital projects.
Financing Activities
Net cash from financing activities for the three months ended March 31, 2016 was $179.6 million, a decrease of $507.9 million compared to the three months ended March 31, 2015. The decrease in net cash from financing activities was primarily due to prior year net proceeds of the IPO of $1,168.4 million offset by the $500.0 million reimbursement of preformation capital expenditures to CEG and a $108.9 million distribution to the noncontrolling interest in Columbia OpCo in the current year. Refer to Note 2, “Initial Public Offering,” in the Notes to Condensed Consolidated and Combined Financial Statements (unaudited) for more information.
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
Our obligations under the revolving credit facility are unsecured. The loans thereunder bear interest at our option at either (i) the greatest of (a) the federal funds effective rate plus 0.500 percent, (b) the reference prime rate of Wells Fargo Bank, National Association or (c) the Eurodollar rate which is based on the LIBOR, plus 1.000 percent, each of which is subject to a margin that varies from 0.000 percent to 0.650 percent per annum, according to the credit rating of CPG, or (ii) the Eurodollar rate plus a margin that varies from 1.000 percent to 1.650 percent per annum, according to the credit rating of CPG. The revolving credit facility is subject to a facility fee that varies from 0.125 percent to 0.350 percent per annum, according to the credit rating of CPG.
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
The revolving credit facility also contains certain financial covenants that require us to maintain a consolidated total leverage ratio that does not exceed (i) 5.50 to 1.00 for the period of four consecutive fiscal quarters ("test period") ending after December 31, 2015 and on or before December 31, 2017, and (ii) 5.00 to 1.00 for any test period ending after December 31, 2017, provided that after December 31, 2017 and during a Specified Acquisition Period (as defined in the revolving credit facility), the leverage ratio shall not exceed 5.50 to 1.00.
A breach of any of these covenants could result in a default in respect of the related debt. If a default occurred, the relevant lenders could elect to declare the debt, together with accrued interest and other fees, to be immediately due and payable and proceed against us or any guarantor.
The Merger, if completed, would constitute a change of control under the terms of the Partnership's revolving credit facility. Accordingly, in connection with the closing of the Merger, we expect the Partnership’s revolving credit facility to be terminated and all outstanding amounts thereunder to be repaid and any existing letters of credit to be replaced. See Note 1, "Basis of Accounting Presentation" in the Notes to Condensed Consolidated and Combined Financial Statements (unaudited) for additional information regarding the Merger.
As of March 31, 2016, we were in compliance with these covenants. As of March 31, 2016, we had $15.0 million in outstanding borrowings and issued no letters of credit under the revolving credit facility.
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
CPG’s revolving credit facility also contains certain financial covenants that require CPG to maintain a consolidated total leverage ratio that does not exceed (i) 5.50 to 1.00 for any test period ending after December 31, 2015 and on or before December 31, 2017, and (ii) 5.00 to 1.00 for any test period ending after December 31, 2017, provided that after December 31, 2017 and during a Specified Acquisition Period (as defined in CPG’s revolving credit facility), the leverage ratio shall not exceed 5.50 to 1.00.
A breach of any of these covenants could result in a default in respect of the related debt. If a default occurred, the relevant lenders could elect to declare the debt, together with accrued interest and other fees, to be immediately due and payable and proceed against Columbia OpCo as a guarantor.
The Merger, if completed, would constitute a change of control under the terms of CPG’s revolving credit facility. Accordingly, in connection with the closing of the Merger, we expect the CPG revolving credit facility to be terminated and all outstanding amounts thereunder to be repaid and any existing letters of credit to be replaced. See Note 1, "Basis of Accounting Presentation" in the Notes to Condensed Consolidated and Combined Financial Statements (unaudited) for additional information regarding the Merger.
As of March 31, 2016, CPG was in compliance with these covenants. As of March 31, 2016, CPG had no outstanding borrowings and had $18.1 million in letters of credit under the revolving credit facility.
CPG Commercial Paper Program. On October 5, 2015, CPG established a commercial paper program (the “Program”) pursuant to which CPG may issue short-term promissory notes (the “Promissory Notes”) pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended (the "Securities Act"). Amounts available under the Program may be borrowed, repaid and re-borrowed from time to time, with the aggregate face or principal amount of the Promissory Notes outstanding under the Program at any time not to exceed $1,000.0 million. OpCo GP and Columbia OpCo, together with CEG, have each agreed, jointly and severally, unconditionally and irrevocably to guarantee payment in full of the principal of and interest (if any) on the Promissory Notes. The net proceeds of issuances of the Promissory Notes are expected to be used for general corporate purposes. As of March 31, 2016, CPG had no Promissory Notes outstanding under the Program.
Contractual Obligations. There were no material changes recorded during the three months ended March 31, 2016 to contractual obligations as of December 31, 2015.
Off Balance Sheet Arrangements
We do not have any off balance sheet arrangements.
Other Information
Critical Accounting Policies
Our critical accounting policies are disclosed in the "Critical Accounting Policies" section of our 2015 Form 10-K. There were no significant changes to critical accounting policies for the period ended March 31, 2016.
Recently Issued Accounting Pronouncements
Refer to Note 3, "Recent Accounting Pronouncements," in the Notes to Condensed Consolidated and Combined Financial Statements (unaudited).

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Columbia Pipeline Partners LP

Market Risk Disclosures

For quantitative and qualitative disclosures about market risk, see Item 7A. "Quantitative and Qualitative Disclosures About Market Risk" in our 2015 10-K. Our exposures to market risk have not changed materially since December 31, 2015.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
The principal executive officer and principal financial officer of our general partner performed an evaluation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and to ensure that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, the principal executive officer and principal financial officer of our general partner have concluded that our disclosure controls and procedures are effective as of March 31, 2016.
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
ITEM 1A. RISK FACTORS
Except as set forth below, there have been no material changes to the risk factors previously disclosed in our 2015 Form 10-K..
Risks Relating to the Proposed Merger of CPG with TransCanada
The occurrence of any event, change or other circumstances that could give rise to the termination of the Merger Agreement could have a material adverse effect on us and the price of our common units.
CPG could experience certain consequences related to the termination of the Merger Agreement and failure to consummate the Merger that could in turn have a material adverse effect on us and the price of our common units. In addition, pursuant to the terms of the Merger Agreement, if the Merger Agreement is terminated under certain circumstances a termination payment of $309 million will be payable by CPG to Parent. Further, upon termination of the Merger Agreement as a result of the failure to obtain the approval of CPG’s stockholders or certain other termination events as set forth in the Merger Agreement, CPG has agreed to reimburse Parent and its affiliates up to $40 million in respect of its documented out-of-pocket transaction-related expenses. There can be no assurance that approval of CPG’s stockholders will be obtained or that the Merger Agreement will not otherwise be terminated under the circumstances triggering these obligations. If triggered, payment of these fees and costs will negatively impact CPG’s results of operations, financial condition and cash flows and the amount of cash available at CPG to fund our businesses, and such impact will be over and above the consequences described below related to the failure to consummate the Merger.
The proposed Merger may not be consummated or may not be consummated in the timeframe or manner currently anticipated, which could have a material adverse effect on us and the price of our common units.
The proposed Merger is subject to various closing conditions such as the approval of CPG’s stockholders as discussed above, antitrust approval in the US, and clearance of the Merger (to the extent described in the Merger Agreement) by the Committee on Foreign Investment in the United States (CFIUS), among other customary closing conditions. It is possible that a governmental entity may prohibit, delay or refuse to grant approval for the consummation of the Merger. If any condition to the closing of the Merger is not satisfied or, if permissible, waived, the Merger will not be completed. In addition, satisfying the conditions to the closing of the Merger may take longer than CPG expects. There can be no assurance that any of the conditions to closing will be satisfied or waived or that other events will not intervene to delay or result in the failure to consummate the Merger.
On March 30, 2016, two purported stockholders of CPG filed an action challenging the Merger on behalf of a putative class of CPG stockholders in the Court of Chancery of the State of Delaware, captioned Vann v. Columbia Pipeline Group, Inc., et al. The action names as defendants CPG, the members of the Board, Parent, US Parent, Merger Sub and TransCanada. On April 7, 2016, a second, substantially identical action was filed in the same court on behalf of the same putative class, captioned Baldino v. Skaggs, Jr., et al., and naming as defendants only the members of the Board. The complaints allege that the Board members breached their fiduciary duties by, among other things, agreeing to the proposed merger following an inadequate sale process and at an unfair price, and because the sale process purportedly was affected by conflicts of interest on the part of the Board, the management of CPG and/or CPG’s largest stockholder as a result of their substantial stockholdings in CPG, and on the part of one of CPG’s financial advisors as a result of its alleged holdings in TransCanada stock. The Vann complaint also alleges, among other things, that the TransCanada parties aided and abetted those purported breaches of duty by the Board. The complaints purport to seek injunctive and other equitable relief preventing the completion of the Merger. In addition, other lawsuits may be brought against CPG related to the proposed Merger. If these actions or similar actions that may be brought are successful, the Merger could be delayed or prevented.
If the Merger is not completed for any reason, investor confidence could decline, which could have an adverse effect on the price of our common units. Further, our management has expended, and will continue to expend, significant resources in an effort to complete the Merger. CPG also is, and will become, obligated to pay certain professional fees and related expenses in connection with the negotiation of the Merger Agreement and performance thereunder, whether or not the Merger is completed, and these expenses will impact CPG’s cash flows and results of operations and in turn decrease the amount of cash available to fund our

ITEMS 1A. RISK FACTORS (continued)

Columbia Pipeline Partners LP

businesses. If the Merger is not completed, we and CPG will have incurred these costs, including the diversion of management resources, for which we will have received little or no benefit.
Further, any delay in closing or a failure to close the Merger could exacerbate any negative impact on our business and our relationships with our customers, suppliers, joint venture partners, other parties with which we maintain business relationships, or employees as described in the risk factors below, as well as negatively impact our ability to implement alternative business plans.
Our management’s attention from our ongoing business operations may be disrupted due to the proposed Merger.
Our management team has expended, and will continue to expend, significant resources in an effort to complete the Merger. Management's attention may be diverted away from the day-to-day operations of our business and execution of our existing business plan in an effort to complete the Merger. This diversion of management resources could disrupt operations and have an adverse effect on our operating results and business.
The announcement of the proposed Merger could disrupt our relationships with our customers, suppliers, joint venture partners and others, as well as our operating results and business generally.
Whether or not the Merger is ultimately consummated, as a result of uncertainty related to the proposed transaction, risks relating to the impact of the announcement of the Merger on our business include the following:

•	our employees may experience uncertainty about their future roles, which might adversely affect our ability to retain and hire key personnel and other employees;

•
customers, suppliers, joint venture partners and other parties with which we maintain business relationships may experience uncertainty about our future and seek alternative relationships with third parties, seek to alter their business relationships with us or fail to extend an existing relationship with us; and

•
CPG has expended and will continue to expend significant costs, fees and expenses for professional services and transaction costs in connection with the proposed Merger; these costs will impact CPG’s results of operations and cash available to fund our businesses regardless of whether or not the Merger is consummated.

Further, the Merger Agreement restricts CPG and us from taking certain actions without Parent’s consent while the Merger is pending. These restrictions may, among other matters, prevent CPG and us from pursuing otherwise attractive business opportunities, making certain investments or acquisitions, selling assets, engaging in capital expenditures in excess of certain agreed limits or outside certain agreed circumstances, incurring certain indebtedness or making certain other changes to our business pending the closing of the Merger. These restrictions could have an adverse effect on our business, financial condition and results of operations.
If the Merger is completed, the combined company may encounter difficulties in integrating the businesses of CPG, which includes the business of CPPL, TransCanada and subsidiaries of TransCanada.
The Merger involves the combination of two companies that currently operate as independent public companies. The combined company will be required to devote management attention, including the attention of CPPL’s management, and resources to integrate its business practices and operations, and prior to the Merger, management attention, including the attention of CPPL’s management, and resources will be required to plan for such integration. Potential difficulties the combined company may encounter in the integration process include the following:

•
the inability to successfully integrate the respective businesses of CPG, which includes the business of CPPL, TransCanada and subsidiaries of TransCanada in a manner that permits the combined company to achieve the cost savings and operating synergies anticipated to result from the Merger, which could result in the anticipated benefits of the Merger not being realized partly or wholly in the time frame currently anticipated or at all;

•
lost sales and customers as a result of certain customers of either or both of the two companies deciding not to do business with the combined company, or deciding to decrease their amount of business in order to reduce their reliance on a single company;

ITEMS 1A. RISK FACTORS (continued)

Columbia Pipeline Partners LP

•	integrating personnel from the two companies while maintaining focus on providing consistent, high quality products and services;

•	potential unknown liabilities and unforeseen increased expenses, delays or regulatory conditions associated with the Merger; and

•
performance shortfalls at CPG, CPPL and/or TransCanada and subsidiaries of TransCanada as a result of the diversion of management’s attention caused by completing the Merger and integrating the companies’ operations.

For these reasons, the integration process following the Merger could result in the distraction of CPPL’s management, changes in CPPL’s management following the Merger, the disruption of CPPL’s ongoing business or inconsistencies in its services, standards, controls, procedures and policies, any of which could adversely affect the ability of CPPL to maintain relationships with customers, vendors and employees or could otherwise adversely affect the business and financial results of CPPL

Columbia Pipeline Partners LP

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
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

Columbia Pipeline Partners LP
(Registrant)

		By:	CPP GP LLC, its general partner

Date:	May 3, 2016	By:	/s/ Jon D. Veurink
Jon D. Veurink
Senior Vice President and Chief Accounting Officer (Principal Accounting Officer and Duly Authorized Officer)